Form 10KSB
period 1995-12-31
CAPITAL GROWTH INC
filed 1996-10-07
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-KSB


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
Commission File No. 33-24138-D


                       CAPITAL GROWTH, INC.
         (Name of small business issuer in its charter)


          Nevada                               87-0463772
State or other jurisdiction of           (I.R.S. Employer
incorporation or organization                  Identification No.)


  150 Wright Brothers Drive, Ste. 570
      Salt Lake City, Utah                        84116
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (801) 575-6600

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No

       The aggregate market value of the common voting stock held by non-affiliates as of May 31, 1996: Not Determinable.

        Shares outstanding of the Registrant's common stock as of May 31, 1996: 42,500,000 shares.

        The issuer's revenues for the year ended December 31, 1995, were nominal

                              PART I
Item 1.  Description of Business.
     (a)  General Development of Business.
      Capital Growth, Inc. (the "Registrant" or "Company"), was incorporated under the laws of the State of Nevada on March 28, 1988. The Registrant was organized to raise capital and to investigate and acquire any suitable asset, property or other business opportunity which management believes has good business potential. No specific business or industry is presently contemplated.

      The Company was formed as a wholly-owned subsidiary of Data Growth, Inc., a public blind pool (blank check) company, for the purpose of allowing the shareholders of Data Growth, Inc. to participate in another company which will seek a business acquisition of its own. The formation of the Registrant was intended to diversify the number and type of acquisitions which could potentially benefit the shareholders of Data Growth, Inc.

      In  connection  with  its  formation,  the  Company  issued
5,000,000 Units comprising 5,000,000 shares of common stock, 5,000,000 A Warrants and 5,000,000 B Warrants to Data Growth,
Inc. for $50,000.

      Data Growth, Inc. during 1989, distributed 4,600,640 of the
Units to its shareholders on a 1 for 3 basis (one Unit for every three shares) and retained 399,360 Units.

      The Units were distributed at no cost to Data Growth, Inc. shareholders who were shareholders of record as of January 23, 1989, the Record Date. One Unit was distributed for each three shares owned as of the Record Date. The stock, A Warrants and B Warrants are evidenced by transferable certificates and are not separable from the Units.

      The distribution of the Units and the exercise of any Warrants was not conditioned upon the consent of shareholders of Data Growth, Inc. or upon the subscription of any minimum number of shares or Warrants.

      The Company's outstanding Warrants are not detachable from the Units and may not be traded separately. Each "A" Warrant is exercisable at a price of $.20 per share through December 31, 1996, and the "B" Warrants at $.30 per share through December 31, 1996, (these dates are extensions of the original dates of September 30, 1989 and March 31, 1990). The exercise price may be reduced at the option of management of the Company without changing the number of outstanding warrants.

      All Unit Warrants are subject to a one-time right of redemption by the Company at $.001 per Warrant, on 30 days notice, at any time after the market price (based on the closing bid price as reported by any market-maker) of the Company's common stock for any consecutive 20 day period reaches or exceeds the Warrant exercise price. All outstanding Warrants must be redeemed if any are redeemed. If notice of redemption is given, a holder of a Warrant will have a 30 day period after notice of redemption is given in which to exercise his Warrants after which he will be compelled to accept the redemption price. The redemption price will be paid to the registered owner as of a specified record date and the certificate will be considered canceled.

      The Warrants contain provisions that protect the holders thereof against dilution by adjustment of the exercise price in certain events, such as stock dividends and distributions, splits, recapitalization, mergers or consolidations. The Company is not required to issue fractional shares with respect to any such adjustment. A holder of Warrants, as such, does not possess any rights as a shareholder of the Company unless such Warrants are exercised.

     (b)  Financial Information about Industry Segments.
      The Registrant does not presently have separate industry segments.

     (c)  Narrative Description of the Business.

General Discussion
     The Company's business plan is to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company will only acquire businesses which can generate or provide audited financial statements. Management intend to make acquisitions of entities for which it can obtain audited financial statements. This will limit the types of businesses which the Company could acquire to those firms which have previously had audited financial statements. The Company recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, brokerage, transportation and others. Management's discretion is unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed herein. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

      The Company will seek one or more potential business ventures from its known sources, but will rely heavily on personal  contacts  of  its officers and  directors  as  well  as indirect associations between them and other business and professional people. It is not anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

      The Company will not restrict its search for any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

      Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by various state laws.

      To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the results of a specific firm to date may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of their growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be predicted.

     The analysis of new business endeavors will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. No member of management has any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Thus, management will have to rely on their own common sense and business judgment as well as upon the advice of consultants to examine the factors described herein. The mention of various factors to be looked at by management with regard to potential business endeavors should not be read as implying any experience or expertise on behalf of management. These are merely guidelines which stockholders should know that management will go by as they attempt to examine potential business ventures. In analyzing prospective business endeavors, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; risk factors; the potential for growth and expansion; the potential for profit, the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

      It is anticipated that business endeavors will be available to the Company from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business endeavor in which the Company participates. No such finder's or other fees will be paid to any person who is an officer, director, owner of record or, to the knowledge of the Company the owner beneficially of 10% or more of the Company's issued and outstanding stock, unless approval is received by majority vote of disinterested shareholders.

      The Company may acquire a business venture by conducting a reorganization involving the issuance of securities in the
Company. Due to the requirements of certain provisions of the Internal Revenue Code of 1986 (as amended) in order to obtain certain beneficial tax consequences in such reorganizations, the number of shares held by all of the present shareholders of the Company prior to such transaction or reorganization, including persons purchasing shares in this offering, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company. The result of any such reorganization could be additional dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.

      It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

      The Issuer has not yet engaged in any business activities. The Company has no formal business plan or any particular area of business in which it intends to engage. Management of the Company will attempt to acquire on behalf of the Company assets, properties and/or ongoing businesses which it believes have potential for successful development. This may include businesses or assets related to manufacturing, retail and wholesale sales, industrial development, and natural resource development or any other field of business or endeavor which Management of the Company may encounter. Management of the Company have not adopted any formal business plan or conducted any market studies with respect to any business or industry. No representation is made that Management of the Company have any particular expertise in connection with the proposed activities of the Company or any particular industry or business field. Management of the Company may rely on independent experts or consultants in any business field in connection with their examination and investigation of potential acquisitions.

      Management intends to send a letter to its stockholders every time the Company is involved in a transaction or which relates to an event deemed by management to be material to the Company. This would include a change in management, acquisition of substantial assets, or other similar matters such as would also be disclosed by the Company on Form 8-K and/or 10-QSB filed with the Securities and Exchange Commission.

     Management of the Company presently have no specific assets, properties or business operation which it has in mind for potential acquisition nor does it have any particular areas of business or industry in which it intends to look for such business acquisitions.

      In the acquisition of any given business the Company may incur substantial indebtedness which will substantially change the capital structure of the Company and would most likely expose the Company's stockholders to a greater risk of loss in the event of financial difficulty.

Item 2.  Properties.
      The Registrant has no material assets except cash in the approximate amount of $800 at December 31, 1995.

Office Facilities and Employees
      The Company has no office facilities of its own or employees. The Company uses the offices and various office and accounting services of the firm of Peterson, Siler & Stevenson. The Company's president was an officer and shareholder of such firm during 1994 and part of 1995. Such services and facilities are being provided for a fee of $100 per month.

Item 3.  Legal Proceedings.
       There are not currently any material pending legal proceedings, to which the registrant is a party or of which any of its property is subject and no such proceedings are known to the registrant to be threatened or contemplated by or against it.

Item 4.  Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

                              PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

     (a)  Market Information.
      The registrant's common stock has never been actively traded, however the common stock is eligible for quotation on the electronic bulletin board.

     (b)  Holders.
     The approximate number of holders of the registrant's common stock as of May 31, 1996 is 319.

     (c)  Dividends.
      The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

       The   Company   is  authorized  by  its   certificate   of
incorporation to issue up to 50,000,000 shares of common stock, $.001 par value.

      One-third of the outstanding shares of the Company's common stock must be present at a duly called shareholders' meeting in order to have a quorum. However, under Nevada law, amendments to the Company's articles of incorporation and certain other matters require an affirmative vote of at least a majority of all outstanding shares.

      All shares of stock, when issued, will be fully-paid and nonassessable. All shares are equal to each other with respect to voting, liquidation and dividend rights. Holders of shares of common stock are entitled to one vote for each share they own at any stockholders' meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation together with the Amendments thereto and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of common stock. The common stock of the Company does not have cumulative voting rights which means that the holders of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than 50% will not be able to elect any directors.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.
     The Company was incorporated March 28, 1988, for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,989 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions.

        The  Company's plan of operation is to actively pursue  a
business  combination with an existing business  operation.   The
Company presently has no business combination contemplated but intend to actively seek such a combination.

Item 7.  Financial Statements.
       See attached financial statements.


Item  8.   Changes  In  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

        As  reported  in  a  Form  8-K dated  May  3,  1994,  the
registrant changed auditors in May 1994. The information set forth in said Form 8-K is incorporated herein by reference. The change in auditors was brought about by the decision of prior auditors to limit or eliminate the auditing of public companies and was approved by the registrants' board of directors.

        No adverse opinion, disclaimer of opinion, qualification or modification as to uncertainly, audit scope or accounting principles exists in any report of any prior auditors on the financial statements of the registrant.

        The registrant is not aware, and has not been advised by any former accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The registrant has not consulted its current auditors regarding either the application of accounting principles to any specified transaction or any disagreement with any former accountants.

                             PART III


Item  9.   Directors, Executive Officers, Promoters  and  Control
Persons; Compliance with Section 16(a) of the Exchange Act.


     (a) Identification of Directors.

      The current sole director of the registrant, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:


                              YEAR FIRST ELECTED
     NAME           AGE         AS DIRECTOR        POSITION

Gary B. Peterson    48        Since Inception     President,
                                                  Secretary/
                                                  Treasurer and
                                                  Director


     (b) Identification of Executive Officers.
      Same as above.

     (c) Significant Employees.
      The registrant has no significant employees.

     (d) Family Relationships.
      None.

     (e) Business Experience.
     (1)  Background

      Gary B. Peterson, is currently the chief executive officer of Data Security Corporation, a public company, and is also functioning as the chief financial officer of Digitran Systems, Inc., a public company. From 1982 through 1995, Mr. Peterson was a shareholder/officer in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice in 1982 he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977 and Charles Huber & Associates from 1977 to 1978. Mr. Peterson worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all of the company's financial matters. Mr. Peterson graduated with honors from Brigham Young University in Provo, Utah in 1972. Mr. Peterson has served as President of Data Growth, Inc., the parent company of the Registrant since its inception in January 1986. Mr. Peterson has served as a Director and Secretary-Treasurer of Maxi Group, Inc., a public blank-check company since its inception in June, 1986.


     (2) Directorships
       Except as described herein none of the registrant's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (f)  Involvement in Certain Legal Proceedings.
      None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.

Item 10.  Executive Compensation.

     (a)  Cash Compensation.
      During the last fiscal year, none of the registrant's officers or directors individually received any salary, wage or
other  compensation.   During  the  current  fiscal   year   the
registrant has no present plans to pay compensation to officers or directors.

      However, the Company accrued fees payable to the accounting firm of Peterson, Siler & Stevensen, of which the registrant's president was a managing partner during 1994 and part of 1995, in the amount of $6,394 for 1994, and $3,310.00 for 1995, for accounting services rendered by such firm to the registrant.


     (b)  Compensation Pursuant to Plans.
      There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the registrant.
     (c)  Other Compensation.
     None.
     (d)  Compensation to Directors.
     None.

Item 11.  Security Ownership of Certain Beneficial Owners &
          Management.

     The following table sets forth the beneficial stock ownership of all persons known by the registrant to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group.

Name and                      Amount and Nature    Percent
Address          Position     of Beneficial        of
of Beneficial    with         Ownership            Class
Owner            Company

Gary B.          President,    1,166,667l             2.9%
Peterson         Secretary/    record &
                 Treasurer &   (1)(2)
                 Director

Robert W. Mann,               37,500,000             88.2%
Trustee, Robert
W. Mann
Retirement
Trust

All officers and directors as
a group (1 person)            1,166,667 shares         2.9%


      (1)  Mr. Peterson could also be deemed to beneficially  own
76,667 shares owned by two partnerships of which he is an affiliate.

      (2)   Mr.  Peterson has granted an option with  respect  to
1,000,000  of  these  shares.   See  "Certain  Relationships  and
Related Transactions" below.

     Changes in Control.
       There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.
      On or about March 31, 1993, the Robert W. Mann Retirement Trust, Robert W. Mann, Trustee (of Los Angeles, California) acquired 35,000,000 Units from the Company for $35,000. The Units comprise 35,000,000 restricted shares of common stock, 35,000,000 A Warrants exercisable at $.20 per share until December 31, 1993 and 35,000,000 B Warrants exercisable at $.30 per share until December 31, 1993. This transaction resulted in a shift in voting control to the Robert W. Mann Retirement Trust. The funds will be used to pay current liabilities and to maintain the corporation.

      In September 1995, the Robert W. Mann Retirement Trust purchased 2,500,000 shares of common stock from the Company for $2500. This was not an arms-length transaction.

     In connection with the foregoing, Gary B. Peterson, the sole officer and director of the Company has granted an option to the Robert W. Mann Retirement Trust, wherein said Trust has the right to purchase 1,000,000 shares of the Company's common stock from Mr. Peterson for $50,000 within seven years of March 31, 1993, or within two years of any acquisition by the Company.

      The founding stockholder of the Company, Data Growth, Inc.,
purchased  from  the  Company,  5,000,000  Units  comprising   an
aggregate   of  5,000,000  shares,  5,000,000  A  Warrants,   and
5,000,000 B Warrants for $50,000 in August, 1988.

       No officer, director, promoter or affiliate of the Issuer has any direct or indirect material interest by security holdings, contracts, or otherwise in the Issuer or any asset proposed to be acquired by the Is suer other than as described herein.

       The  Company  has  no  office facilities  of  its  own  or employees. The Company uses the offices and various office services of the firm of Peterson, Siler & Stevenson. The Company's president is the managing partner of such firm. Such services and facilities are being provided for a fee of $100 per month. Such firm also provides accounting services, for which it also received compensation as disclosed previously.

      During the year ended December 31, 1993, the Company received advances of $17,200 from Data Growth, Inc., which currently holds a minority interest in the Company. Such advances are non interest-bearing and unsecured. During 1995 and 1994, the Company repaid $1,021 and $395, respectively, to Data Growth (a company who owned the majority of the outstanding company stock prior to the distribution described herein). At December 31, 1995, $15,724 was owning to Data Growth.

Item 13.  Exhibits and Reports on Form 8-K.
      (a) The following documents are filed as a part of this report:
     1.  Audited Financial Statements for the year ended December
31, 1994 and 1995 are included as part of this report.
     2.  Financial Statement Schedules.
        None.
     3.  Exhibits.
        None

     Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL GROWTH, INC.



Date:      June 28, 1996            /s/ Gary B. Peterson
                                    Gary  B. Peterson, President,
                                    Chief Executive Officer, and
                                    Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:      June 28, 1996           /s/ Gary B. Peterson
                                   Gary B. Peterson, Director

                     CAPITAL GROWTH, INC.
                 (A Development Stage Company)






                             INDEX


                                                        Page


Independent auditors' report                              1


Balance sheet, December 31, 1995                          3


Statement of operations for the years
ended December 31, 1995 and 1994 and
for the period from March 28, 1988
(date of inception) through December 31,
1995                                                      4


Statement of stockholders' equity for
the period from March 28, 1988 (date
of inception) through December 31,
1995                                                      5


Statement of cash flows for the years
ended December 31, 1995 and 1994 and
for the period from March 28, 1988 (date
of inception) through December 31, 1995                   7


Notes to financial statements                             8




<PAGE?




                           TANNER+CO.
                 675 East 500 South,  Suite 640
                   Salt Lake City, Utah 84102
                    Telephone (801) 532-7444
                       Fax (801) 532-4911



                  INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Capital Growth, Inc.


      We have audited the accompanying balance sheet of Capital Growth, Inc., (a development stage Company) as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and the cumulative amounts from March 28, 1988 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth, Inc., (a development stage Company) at December 31, 1995 and the results of its operations and its cash flows for the two years then ended and cumulative amounts from March 28, 1988 (date of inception) in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER + CO.

Salt Lake City, Utah
May 8, 1996

                      CAPITAL GROWTH, INC.
                 (A Development Stage Company)

                         Balance Sheet

                       December 31, 1995







       ASSETS

Current assets -
  cash                                              $    801


       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable to related entity                $ 10,132
  Advances payable to related entity                  15,724
                                                      -------
      Total liabilities                               25,856

Stockholders' deficit:
  Common stock; $.001 par value; 50,000,000
     shares authorized, 42,500,000 shares
     issued and outstandin                            42,500
  Additional paid-in capital                          18,102
  Deficit accumulated during the development
    stage                                            (85,657)
                                                     --------
       Total stockholders' deficit                   (25,055)
                                                     --------
       Total liabilities and stockholders' deficit  $    801
                                                     --------






See accompanying notes to financial statements.

                      CAPITAL GROWTH, INC.
                 (A Development Stage Company)

                    Statement of Operations







                                                         Cumulative
                                          Years Ended      Amounts
                                          December 31,      Since
                                         1995      1994   Inception
                                         -----    -----   ---------
Revenue - interest income            $     51       207      2,471
                                         -----    -----   ---------
Expenses:
  Professional fees                     3,310     9,394     61,376
  Administrative expenses               4,760     4,263     24,016
  Amortization of organization costs       -         -       2,136
                                        -----     -----    ---------
     Total expenses                     8,070    13,657     87,528
                                        -----    ------    ---------
Loss before income taxes               (8,019)  (13,450)   (85,057)
                                       -------  --------   ---------
Income taxes - current                   (100)     (100)      (600)
                                      --------  --------   ----------
Net   loss                            $(8,119)  (13,550)   (85,657)
                                      --------  --------   ----------
Loss per share                          $(.00)     (.00)      (.01)
                                      --------  --------   ----------
Weighted average shares            40,625,000 40,000,000 17,418,478
                                   ---------- ---------- ------------





See the accompanying notes to financial statements.

                          CAPITAL GROWTH, INC.
                     (A Development Stage Company)

                   Statement of Stockholders' Deficit

                    From Inception on March 28, 1988
                       Through December 31, 1995






                                                                 Deficit
                                                                 Accumulated
                                  Number   Common     Additional During the
                                  of       Stock at   Paid-In    Development
                                  Shares   Par Value  Capital    Stage
                                 -------  ----------  ---------- ------------
Balance, March 28, 1988              -    $     -            -           -

Shares issued to initial stock-
holder for cash, August, 1988
at $.001 per share             5,000,000      5,000       21,266         -

Net loss for the period ended
December 31, 1988                     -         -             -         (649)
                               ---------   ----------  ----------- ----------
Balance, December 31, 1988     5,000,000      5,000        21,266       (649)

Offering costs incurred during 1989   -         -          (3,164)       -

Net loss for the year ended
December 31, 1989                     -         -             -      (16,406)
                               ---------   -----------  ----------- ---------
Balance, December 31, 1989     5,000,000     5,000         18,102    (17,055)

Net loss for the year ended
December 31, 1990                     -         -             -      (11,228)
                               ---------   -----------  ----------- ---------
Balance, December 31, 1990     5,000,000     5,000         18,102    (28,283)

                          CAPITAL GROWTH, INC.
                     (A Development Stage Company)

             Statement of Stockholders' Deficit - Continued

                                                                Deficit
                                                                Accumulated
                                 Number   Common     Additional During the
                                 of       Stock at   Paid-In    Development
                                 Shares   Par Value  Capital    Stage
                                --------  ---------  ---------- -----------

Net loss for the year ended
December 31, 1991                      -          -        -      (13,188)
                                 --------- --------  ---------- -----------
Balance, December 31, 1991       5,000,000     5,000    18,102    (41,471)

Net loss for the year ended
December 31, 1992                      -          -        -       (8,448)
                                 --------- ---------  --------- -----------
Balance, December 31, 1992       5,000,000     5,000    18,102    (49,919)
Stock issued in private
placement for cash March, 1993
at $.001 per share              35,000,000    35,000       -          -

Net loss for the year ended
December 31, 1993                      -          -        -      (14,069)
                                ---------- ---------  ---------  -----------
Balance, December 31, 1993      40,000,000    40,000    18,102    (63,988)

Net loss for the year ended
December 31, 1994                      -          -        -      (13,550)
                                ---------- ---------  ---------  -----------
Balance, December 31, 1994      40,000,000    40,000    18,102    (77,538)

Stock issued in private placement
for cash September, 1995 at $.001
per share                        2,500,000    2,500        -          -

Net loss for the year ended
December 31, 1995                      -          -        -       (8,119)
                                ---------- ---------  ---------  -----------
Balance, December 31, 1995      42,500,000   $42,500    18,102    (85,657)
                                ---------- ---------  ---------  -----------



See accompanying notes to financial statements.

                          CAPITAL GROWTH, INC.
                     (A Development Stage Company)

                        Statement of Cash Flows







                                                            Cumulative
                                            Years Ended       Amounts
                                            December 31,      Since
                                           1995      1994     Inception
                                          -----      ----     ---------
Cash flows from operating activities:
    Net  loss                           $(8,119)   (13,550)    (85,657)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
       Amortization expense                 -          -         2,136
       Increase in organization costs       -          -        (2,136)
       Increase (decrease) in:
         Accounts payable                 1,860      3,506      10,032
         Income taxes payable               -          -           100
                                         -------   --------   ---------
         Net cash used in
         operating activities            (6,259)   (10,044)    (75,525)
                                         -------   --------   ----------

Cash flows from investing activities        -          -           -
                                         -------   --------   -----------
Cash flows from financing activities:
  Advances (to) from related entity      (1,081)      (395)      15,724
  Proceeds from issuance of common stock  2,500        -         87,500
  Public offering costs                     -          -        (26,898)
                                         -------   ---------   ------------
       Net cash provided by (used in)
       financing activities               1,419       (395)      76,326
                                         -------   ---------   -------------
Net increase (decrease) in cash          (4,840)   (10,439)         801

Cash, beginning of period                 5,641     16,080          -
                                         -------   ----------   ------------
Cash, end of period                    $    801      5,641          801
                                         -------   ----------   ------------

See accompanying notes to financial statements.

                      CAPITAL GROWTH, INC.
                 (A Development Stage Company)

                 Notes to Financial Statements

                   December 31, 1995 and 1994





(1)  Summary of Significant Accounting Policies

     The Company was organized under the laws of the state of Nevada on March 28, 1988 and has designated December 31 as its fiscal year end. The Company has not commenced planned principal operations and purposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. Its principal activities since inception have consisted of the offer and sale of common stock and the engagement of legal counsel and other professionals in connection with a proposed public offering of additional common shares. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents
     Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

  Organization Costs
     The  Company amortized its organization costs, which reflect amounts  expended  to  organize the Company,  over  sixty  (60)
  months using the straight-line method. The organization costs were fully amortized by December 31, 1993.

  Loss Per Share
     The computation of loss per share of common stock is based on the weighted average number of shares outstanding as of December 31, 1995 and 1994, respectively. Common shares issuable upon exercise of stock purchase warrants and stock options are not included in the per share computation when their effect would be antidilutive.

  Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      CAPITAL GROWTH, INC.
                 (A Development Stage Company)

           Notes to Financial Statements - Continued





(2)  Going Concern

           The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company reported a net loss of $8,119 for the year ended December 31, 1995 and as of December 31, 1995, and has a deficit in equity of $25,055.

          The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows for operations to meet its obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          Management has entered into a plan where it is pursuing
     other   financing  and  searching  for  additional  business
     opportunities.   It  is not known if  the  Company  will  be
     successful.


(3)  Income Taxes

          The difference between income taxes at statutory rates for 1995 and 1994 and the amount presented in the financial statements is the increase in the tax valuation allowance, which offsets the income tax benefit of the operating loss.

           Deferred tax assets at December 31, 1995 and 1994 are as follows:

                                            1995      1994
                                            ----      -----
          Operating loss carryforwards     $25,000    23,000
          Valuation allowance              (25,000)  (23,000)
                                           --------  --------
                                           $      -         -
                                           --------  --------

          The Company has net operating loss carryforwards of approximately $85,000, which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can be utilized.

                      CAPITAL GROWTH, INC.
                 (A Development Stage Company)

           Notes to Financial Statements - Continued



(4)  Related Party Transactions

          The Company uses the offices and various office and accounting services of the firm of Peterson, Siler & Stevenson. The Company's president was an officer and shareholder of such firm during 1994 and part of 1995. Such services and facilities are being provided for a rental fee of $100 per month. Also, during the years ended December 31, 1995 and 1994, the Company recorded professional fees of $3,310 and $6,394 to such firm of which $10,132 was due as of December 31, 1995.

          During the year ended December 31, 1995, a principal shareholder purchased additional stock at par value for $2,500.

          During the year ended December 31, 1993, the Company had received advances of $17,200 from Data Growth, Inc., which currently holds a minority interest in the Company. Such advances are non interest-bearing and unsecured. During 1995 and 1994, the Company repaid $1,081 and $395 to Data Growth (a company who owned the majority of the outstanding company stock prior to the distribution described in note 5 below, respectively). At December 31, 1995, $15,724 was owing to Data Growth.


(5)  Public Stock Distribution

          The  initial  issuance  of the Company's  common  stock
     occurred in August, 1988. Such shares are a component of 5,000,000 units issued. Each unit consists of one (1)
     share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Each class A warrant entitles the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including December 31, 1996. Each class B warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including December 31, 1996.

          In 1988, the Company prepared a registration statement through which it registered, for distribution to the
     shareholders  of  Data  Growth,  Inc.,  4,600,640   of   the
     aforementioned units of common stock and warrants. The Company registered the units on Form S-18 in accordance with the Securities Act of 1933. Such registration became effective on December 15, 1988. Subsequently, 4,372,229 shares of the Company's stock were distributed to the shareholders of Data Growth, Inc. Costs of the public distribution, amounting to $26,898 were charged against capital in excess of par value.