Form 10KSB
period 1996-12-31
CAPITAL GROWTH INC
filed 1997-04-14
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-KSB


     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------     --------------
Commission File No. 33-24138-D


                        CAPITAL GROWTH, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)


          Nevada                               87-0463772
------------------------------             ------------------
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization              Identification No.)


     10 West 100 South, Ste. 450
         Salt Lake City, Utah                       84101
---------------------------------------          -----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (801) 355-0252

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No  ____

       The aggregate market value of the common voting stock held by non-affiliates as of March 31, 1997: Not Determinable.

       Shares outstanding of the Registrant's common stock as of December 31, 1996: 44,500,000 shares.

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

     The Company's outstanding Warrants are not detachable from the Units and may not be traded separately. Each "A" Warrant is exercisable at a price of $.20 per share through May 15, 1997, and the "B" Warrants at $.30 per share through May 15, 1997, (these dates are extensions of the original dates of September 30, 1989 and March 31, 1990). The exercise price may be reduced at the option of management of the Company without changing the number of outstanding warrants.

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

Item 2.  Properties.
     The Registrant has no material assets except cash in the approximate amount of $310 at December 31, 1996.

Office Facilities and Employees
     The Company has no office facilities of its own or employees. The Company uses the offices and various office and accounting services of the Company's president. Such services and facilities are being provided for a fee of $100 per month.

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

Item 7.  Financial Statements.
       See attached financial statements.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       During the two most recent fiscal years, there has not been any change in the principal independent accountant for the registrant, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Identification of Directors.
      The current sole director of the registrant, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:

                              YEAR FIRST ELECTED
     NAME           AGE         AS DIRECTOR        POSITION
     ----           ---       ------------------   --------------------

Gary B. Peterson     49        Since Inception     President, Secretary/
                                                   Treasurer and
                                                   Director


     (b) Identification of Executive Officers.
      Same as above.

     (c) Significant Employees.
      The registrant has no significant employees.

     (d) Family Relationships.
      None.

     (e) Business Experience.
     (1)  Background

     Gary B. Peterson, is currently associated with the CPA firm of Smith & Deacon and is also functioning as the chief financial officer of Digitran Systems, Inc., a public company. During 1995 and 1996, he was the chief executive officer of Data Security Corporation, a public company. From 1982 through 1995, Mr. Peterson was the shareholder/officer in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice in 1982 he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977 and Charles Huber & Associates from 1977 to 1978. Mr. Peterson worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all of the company's financial matters.
Mr. Peterson graduated with honors from Brigham Young University in Provo, Utah in 1972. Mr. Peterson has served as President of Data Growth, Inc., the parent company of the Registrant since its inception in January, 1986. Mr. Peterson has served as a Director and Secretary-Treasurer of Maxi Group, Inc,, a public blank-check company since its inception in June, 1986.

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

     (f)  Involvement in Certain Legal Proceedings.
     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.
Item 10.  Executive Compensation.
     (a)  Cash Compensation.
     Other than the $100 per month being paid to the Company's president for use of office facilities and accounting services, during the last fiscal year none of the registrant's officers or directors individually received any salary, wage or other compensation. During 1996 a total of $1,200 was paid to the Company's president pursuant to this arrangement. During the current fiscal year the registrant will continue this arrangement but has no present plans to pay any other compensation to officers or directors. The Company also accrued fees payable to the accounting firm of Peterson, Siler & Stevensen, of which the registrant's president was a managing partner during part of 1995, in the amount of $3,310.00 for 1995, for accounting services rendered by such firm to the registrant.

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

 Name and Address                       Amount and Nature       Percent
  of Beneficial         Position with   of Beneficial           of
     Owner              Company         Ownership               Class
---------------------------------------------------------------------------

Gary B. Peterson         President       1,166,667 shares        2.9%
                         Secretary/     record & beneficial
                         Treasurer &    (1) (2)
                         Director

Robert W. Mann,                         37,500,000 shares       88.2%
Trustee, Robert W.
Mann Retirement
Trust

All officers and directors as
a group (1 person)                      1,166,667 shares         2.9%

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

      The Company has no office facilities of its own or employees. The Company uses the offices and various office services of the Company's president. Such services and facilities are being provided for a fee of $100 per month.

     The Company received advances from Data Growth, Inc., its former parent, which are being treated as loans. Such advances or loans are interest-bearing at the rate of 6% per annum and are unsecured. During 1996, Data Growth transferred the right to receive repayment to the Company's president. The Company was also indebted for accounting services to the accounting firm which the Company's president was formerly an officer of, which receivable was also transferred to the Company's president when he terminated association with such firm. At December 31, 1996, $28,124 was owed to the Company's president with respect to these debts.


Item 13.  Exhibits and Reports on Form 8-K.
     (a)  The following documents are filed as a part of this report:
     1. Audited Financial Statements for the year ended December 31, 1996 and 1995 are included as part of this report.
     2.  Financial Statement Schedules.
        None.
     3.  Exhibits.
        Exhibit 27 - Financial Data Schedule

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL GROWTH, INC.



Date:      April 11, 1997             /s/ Gary B. Peterson
     ---------------------         ----------------------------
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



Date:      April 11, 1997            /s/ Gary B. Peterson
     ---------------------         ----------------------------
                                   Gary B. Peterson, Director

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                          Financial Statements

                                                                         Index




                                                                 Page


     Independent auditors' report                                 F-1


     Balance sheet, December 31, 1996                             F-2


     Statement of operations for the years
     ended December 31, 1996 and 1995 and
     cumulative amounts since inception                           F-3


     Statement of stockholders' deficit
     from inception through December 31,
     1996                                                         F-4


     Statement of cash flows for the years
     ended December 31, 1996 and 1995 and
     cumulative amounts since inception                           F-6


     Notes to financial statements                                F-7

                                                  INDEPENDENT AUDITORS' REPORT





               To the Board of Directors of
               Capital Growth, Inc.


               We have audited the accompanying balance sheet of Capital Growth, Inc., (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995 and the cumulative amounts from March 28, 1988 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth, Inc., (a development stage company) at December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and cumulative amounts from March 28, 1988 (date of inception) in conformity with generally accepted accounting principles.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                TANNER+Co.


               Salt Lake City, Utah
               February 14, 1997

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                                 Balance Sheet

                                                             December 31, 1996
           Assets

Current assets -
   cash                                                           $       310
                                                                  ------------

       Liabilities and Stockholders' Deficit

Current liabilities -
   related party payable                                               28,124
                                                                  ------------
Stockholders' deficit:
   Common stock; $.001 par value; 50,000,000 shares
     authorized, 44,500,000 shares issued and ou                       44,500
   Additional paid-in capital                                          18,102
   Accumulated deficit                                                (90,416)
                                                                  ------------
            Total stockholders' deficit                               (27,814)
                                                                  ------------
            Total liabilities and stockholders' deficit           $       310
                                                                  ============


See accompanying notes to financial statements.                           F-2

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                       Statement of Operations

                                                       Year Ended December 31,

                                                                     Cumulative
                                                                       Amounts
                                                                        Since
                                               1996         1995     Inception
                                         --------------------------------------
Revenue - interest income                $       -   $         51 $      2,471
                                         --------------------------------------
Expenses:
   Professional fees                             389        3,310       61,765
   Administrative expenses                     4,370        4,760       28,386
   Amortization of organization costs            -            -          2,136
                                         --------------------------------------
        Total expenses                         4,759        8,070       92,287
                                         --------------------------------------
Loss before income taxes                      (4,759)      (8,019)     (89,816)

Income taxes - current                           -          (100)         (600)
                                         --------------------------------------
Net loss                                 $    (4,759)$     (8,119)$    (90,416)
                                         ======================================
Loss per share                           $       _   $       (.00)$       (.01)
                                         ======================================
Weighted average shares                   43,166,000   40,625,000   21,205,000
                                         ======================================


See accompanying notes to financial statements.                            F-3

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                            Statement of Stockholders' Deficit

                                              From Inception on March 28, 1988
                                                     Through December 31, 1996


                                                                    Deficit
                                                                  Accumulated
                                              Common   Additional  During the
                                  Number of  Stock at    Paid-in  Development
                                    Shares   Par Value   Capital     Stage
                                 ---------------------------------------------
Balance, March 28, 1988                 -   $      -   $      -   $      -

Shares issued to initial
stockholder for cash, August
1988 at $.001 per share           5,000,000      5,000     21,266        -

Net loss for the period ended
December 31, 1988                       -          -          -         (649)
                                 ---------------------------------------------
Balance, December 31, 1988        5,000,000      5,000     21,266        (649)

Offering costs incurred during
1989                                    -          -       (3,164)        -

Net loss for the year ended
December 31, 1989                       -          -          -       (16,406)
                                 ---------------------------------------------
Balance, December 31, 1989        5,000,000      5,000     18,102     (17,055)

Net loss for the year ended
December 31, 1990                       -          -          -       (11,228)
                                 ---------------------------------------------
Balance, December 31, 1990        5,000,000      5,000     18,102     (28,283)

Net loss for the year ended
December 31, 1991                       -          -          -       (13,188)
                                 ---------------------------------------------
Balance, December 31, 1991        5,000,000      5,000     18,102     (41,471)

Net loss for the year ended
December 31, 1992                       -          -          -        (8,448)
                                 ---------------------------------------------

See accompanying notes to financial statements.                            F-4

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                            Statement of Stockholders' Deficit
                                                                     Continued


                                                                    Deficit
                                                                  Accumulated
                                              Common   Additional  During the
                                  Number of  Stock at    Paid-in  Development
                                    Shares   Par Value   Capital     Stage
                                 ---------------------------------------------

Balance, December 31, 1992         5,000,000     5,000     18,102      49,919

Stock issued in private
placement for cash March
1993 at $.001 per share           35,000,000    35,000        -           -

Net loss for the year ended
December 31, 1993                        -         -          -       (14,069)
                                 ---------------------------------------------
Balance, December 31, 1993        40,000,000    40,000     18,102     (63,988)

Net loss for the year ended
December 31, 1994                        -         -          -       (13,550)
                                 ---------------------------------------------
Balance, December 31, 1994        40,000,000    40,000     18,102     (77,538)

Stock issued in private
placement for cash September
1995 at $.001 per share            2,500,000     2,500        -           -

Net loss for the year ended
December 31, 1995                        -         -          -        (8,119)
                                 ---------------------------------------------
Balance, December 31, 1995        42,500,000    42,500     18,102     (85,657)

Stock issued in private
placement for cash August
1996 at $.001 per share            2,000,000      2,000       -           -

Net loss for the year ended
December 31, 1996                        -          -         -        (4,759)
                                 ---------------------------------------------
Balance, December 31, 1996        44,500,000 $   44,500 $  18,102    $(90,416)
                                 =============================================

See accompanying notes to financial statements.                            F-5

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                       Statement of Cash Flows

                                                      Years Ended December 31,

                                                                   Cumulative
                                                                     Amounts
                                                                      Since
                                                   1996       1995  Inception
                                            ----------------------------------
Cash flows from operating activities:
   Net loss                                 $    (4,759)$   (8,119)$  (90,416)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Amortization expense                          -          -        2,136
      Increase in organization costs                -          -       (2,136)
      Increase in:
          Accounts payable                          -        1,860     10,032
          Income taxes payable                      -          -          100
                                            ----------------------------------
              Net cash used in
              operating activities               (4,759)    (6,259)   (80,284)
                                            ----------------------------------
Cash flows from investing activities -
   related party payable                          2,268     (1,081)    17,992
                                            ----------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock         2,000      2,500     89,500
   Public offering costs                            -          -      (26,898)
                                            ----------------------------------
              Net cash provided by
              financing activities                2,000      2,500     62,602
                                            ----------------------------------
Net (decrease) increase in cash                    (491)    (4,840)       310

Cash, beginning of period                           801      5,641        -
                                            ----------------------------------
Cash, end of period                         $       310 $      801 $      310
                                            ==================================


See accompanying notes to financial statements.                            F-6

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements

                                                    December 31, 1996 and 1995


     1.  Summary of Significant Accounting Policies

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

     Loss Per Share
     The computation of loss per share of common stock is based on the weighted average number of shares outstanding as of December 31, 1996 and 1995, respectively. Common shares issuable upon exercise of stock purchase warrants and stock options are not included in the per share computation when their effect would be antidilutive.

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


     2.  Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations, reported a net loss of $4,759 for the year ended
     December 31, 1996 and as of December 31, 1996, has a stockholders' deficit of $27,814.

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

     2.   Going Concern - Continued

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


     3.   Income Taxes

     The difference between income taxes at statutory rates for 1996 and 1995 and the amount presented in the financial statements is the increase in the valuation allowance, which offsets the income tax benefit of the operating loss carryforward.

     Deferred tax assets at December 31, 1996 are as follows:


                Operating loss carryforwards                     $    31,000
                Valuation allowance                                  (31,000)
                                                                 ------------
                                                                 $       -
                                                                 ============

     The Company has net operating loss carryforwards of approximately $90,000, which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforward can be utilized.

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

     4.   Related Party Transactions

     Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the year ended December 31, 1996, the Company incurred expenses under the agreement of $1,200. In addition, on January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At December 31, 1996, the Company owed $11,332 to the individual.

     The Company has agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advances to the Company by its former parent. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director, and shareholder of the Company. At December 31, 1996, the Company owed $16,792 to the officer.

     During the year ended December 31, 1996 and 1995, a principal shareholder purchased additional stock at par value for $2,000 and $2,500, respectively.


     5.   Public Stock Distribution

     The initial issuance of the Company's common stock occurred in August 1988. Such shares are a component of 5,000,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Each class A warrant entitles the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including December 31, 1996. Each class B warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including May 15, 1997.

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