Form 10QSB
period 1996-03-31
CAPITAL GROWTH INC
filed 1997-04-24
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   For the quarter ended March 31, 1996

                                    OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                     Commission file number 33-24138-D
                           _____________________


                           CAPITAL GROWTH, INC.
        -----------------------------------------------------------
        (Name of Small Business Issuer as specified in its charter)

            Nevada                             87-0463772
     -------------------------------         ----------------
     (State of other jurisdiction of         (I.R.S. employer
     incorporation or organization)         identification No.)


           150 Wright Bros. Drive, #570, Salt Lake City, UT  84116
           -------------------------------------------------------
                 (Address of principal executive offices)


       Registrant's telephone no., including area code: (801) 575-6600


                                 No Change
      ---------------------------------------------------------------
      Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None



 Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

 Common Stock outstanding at March 31, 1996 - 42,500,000 shares of $.001 par value Common Stock.

                NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                            CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                          CONDENSED BALANCE SHEETS
                                [Unaudited]

                                   ASSETS

                                             March 31,   December 31,
                                                1996         1995
                                            -----------  -----------
CURRENT ASSETS:
  Cash in bank                                $     88     $    801
                                            ===========  ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $      -     $ 10,132
  Payable to officer                            10,432            -
  Payable to related corporation                15,960       15,724
                                            -----------  -----------
       Total Liabilities                        26,392       25,856
                                            -----------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock                                    -            -
  Common stock                                  42,500       42,500
  Capital in excess of par value                18,102       18,102
  Deficit accumulated during the
   development stage                           (86,906)     (85,657)
                                            -----------  -----------
       Total Stockholders' Equity              (26,304)     (25,055)
                                            -----------  -----------
       Total Liabilities and
        Stockholders' Equity                  $     88     $    801
                                            ===========  ===========







                The accompanying notes are an integral part of
                         these financial statements.

   NOTE:  The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date.

                               CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                             STATEMENTS OF OPERATIONS

                                   [Unaudited]



                                              For the Three    From Inception
                                               Months Ended     on March 28,
                                                March 31,       1988 Through
                                        _____________________    March 31,
                                             1996       1995       1996
                                        ---------- ----------- ----------
REVENUE:
Interest income                           $     -    $    26    $  2,471
                                        ---------- ----------- ----------
EXPENSES:
   Amortization of organization costs           -          -       2,136
   Administrative Expenses and Interest     1,249      1,204      25,265
   Professional fees                            -        377      61,376
                                        ---------- ----------- ----------
Total Expenses                              1,249      1,581      88,777
                                        ---------- ----------- ----------

LOSS BEFORE INCOME TAXES                   (1,249)    (1,555)    (86,306)

INCOME TAXES CURRENT                            -          -       (600)
                                        ---------- ----------- ----------

NET LOSS                                   (1,249)     (1,555)  (86,906)
                                        ---------- ----------- ----------
LOSS PER SHARE                            $  (.00)   $   (.00)   $  (.01)
                                        ========== =========== ==========
















                The accompanying notes are an integral part of
                         these financial statements.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                              STATEMENTS OF CASH FLOWS

                                    [Unaudited]



                                              For the Three    From Inception
                                               Months Ended     on March 28,
                                                March 31,       1988 Through
                                        _____________________    March 31,
                                             1996       1995       1996
                                        ---------- ---------- ----------
Cash Flows to Operating Activities:
   Net income (loss)                    $  (1,249) $  (1,555) $ (86,906)
                                        ---------- ---------- ----------
   Adjustments to reconcile net income
     to net cash used by operating
     activities:
       Amortization expense                     -          -      2,136
       Increase in organization costs           -          -     (2,136)

       Changes in assets and liabilities:
        Accounts payable                  (10,132)       677          -
        Income taxes payable                    -          -          -
                                        ---------- ---------- ----------
                                          (10,132)       677          -
                                        ---------- ---------- ----------
        Net Cash Flows to Operating
          Activities                      (11,381)      (878)   (86,906)
                                        ---------- ---------- ----------
Cash Flows to Investing Activities              -          -          -
                                        ---------- ---------- ----------
Cash Flows from (to) Financing
  Activities:
   Proceeds (to) from related entities     10,668       (936)    26,392
   Proceeds from common stock issuance          -          -     87,500
   Costs of issuing stock                       -          -    (26,898)
                                        ---------- ---------- ----------
        Net Cash Flows from (to)
          Financing Activities             10,668       (936)    86,994
                                        ---------- ---------- ----------
Net Increase (Decrease) in Cash              (713)    (1,814)        88

Cash at Beginning of Period                   801      5,641          -
                                        ---------- ---------- ----------
Cash at End of Period                   $      88  $   3,827  $      88
                                        ========== ========== ==========
Supplemental Disclosure of Cash Flow Information:

   The Company accrued $236 in interest expense to a related corporation during the period ended March 31, 1996.
             The accompanying notes are an integral part of
                      these financial statements.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1996 the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At March 31, 1996, the Company owed $10,432 to the individual. For the three months ended March 31, 1995, the company incurred professional fees of $377 to the accounting firm mentioned above and as of March 31, 1995, owed the firm $8,949.

  Starting in July 1994, the Company agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. At March 31, 1995 $15,868 was owing to the former parent. At March 31, 1996, $15,960 was owing to former parent.

  During March, 1993, the Company issued 35,000,000 units, consisting of one restricted share of its common stock ($.001 par value) and an A warrant and a B warrant, upon payment of $35,000 by certain persons who would then have absolute voting control of the Company.

  During March, 1993, an officer, director and principal shareholder of the Company granted an option wherein the optionee has the right to purchase 1,000,000 shares of the Company's common stock currently owned by the officer within seven years of the grant of option or within two years of the closing of an acquisition by the Company.

                                CAPITAL GROWTH, INC.
                           [A Development Stage Company]

NOTE 3 - PUBLIC OFFERING OF COMMON STOCK

  The initial issuance of the Company's common stock occurred in August, 1988. Such shares are a component of 5,000,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Initially, each class "A" warrant entitled the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including March 31, 1990. Each class "B" warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including March 31, 1990. This period has been extended by the Board of Directors for both "A" and "B" warrants to December 31, 1996.

  The Company has prepared a registration statement through which it registered, for distribution to the shareholders of the parent corporation, Data Growth, Inc., 4,600,640 of the aforementioned units of common stock and warrants. The Company registered the units on Form S-18 in accordance with the Securities Act of 1933. Such registration became effective on December 15, 1988. Costs of the public offering, amounting to $26,898 have been charged against capital in excess of par value.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has expended all of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock or through a proposed acquisition of another company by issuing common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1994, the Company issued 35,000,000 warrants, consisting of one share of common stock and an A warrant and a B warrant, for $35,000 ($.001 per unit). The persons who purchased the stock also acquired absolute voting control of the Company.

     Liquidity and Capital Resources

  At March 31, 1996 and 1995 the Company's assets consisted of cash in the amounts of $88 and $3,827, respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from a private placement of 35,000,000 units, consisting of one share of common stock and an A warrant and a B warrant, for $35,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

      Results of Operations

  The Company's only operation to date has been the preliminary investigation of potential acquisitions.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]



PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Changes in Securities

       None

ITEM 3 Defaults on Senior Securities

       None

ITEM 4 Submission of Matters to a Vote of Security Holders

       None

ITEM 5 Other Matters

       None

ITEM 6 Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH, INC.

   /s/ Gary B. Peterson                 Date:  January 15, 1997
--------------------------                    -------------------------
Gary B. Peterson
President