Form 10QSB
period 1996-06-30
CAPITAL GROWTH INC
filed 1997-04-24
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   For the quarter ended June 30, 1996

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


       Registrant's telephone no., including area code: (801) 575-6600
      ---------------------------------------------------------------

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

 Common Stock outstanding at June 30, 1996 - 42,500,000 shares of $.001 par value Common Stock.

                NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                             CONDENSED BALANCE SHEETS
                                    [Unaudited]

                                       ASSETS

                                              June 30,   December 31,
                                                1996         1995
                                            ___________  ___________
CURRENT ASSETS:
  Cash in bank                                $     46     $    801
                                            ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $      -     $ 10,132
  Payable to officer                            10,732            -
  Payable to related corporation                16,300       15,724
                                            -----------  -----------
       Total Liabilities                        27,032       25,856
                                            -----------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock                                    -            -
  Common stock                                  42,500       42,500
  Capital in excess of par value                18,102       18,102
  Deficit accumulated during the
    development stage                          (87,588)     (85,657)
                                            -----------  -----------
       Total Stockholders' Equity              (26,986)     (25,055)
                                            -----------  -----------
       Total Liabilities and Stockholders'
         Equity                               $     46     $    801
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

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                             STATEMENTS OF OPERATIONS

                                    [Unaudited]





                                For the Three        For the Six From Inception
                                Months Ended        Months Ended  on March 28,
                                  June 30,            June 30,    1988 Through
                         ___________________________________________ June 30,
                               1996      1995      1996      1995      1996
                         ---------- --------- --------- --------- -----------
INTEREST INCOME            $     -   $    15   $     -   $    42   $   2,471


EXPENSES:
   General and
    administrative             582     1,521     1,831     2,724      25,847
   Amortization                  -         -         -         -       2,136
   Professional fees             -       532         -       910      61,376
                         ---------- --------- --------- --------- -----------
TOTAL EXPENSES                 582     2,053     1,831     3,634      89,359
                         ---------- --------- --------- --------- -----------
LOSS BEFORE INCOME
   TAXES                      (582)   (2,038)   (1,831)   (3,592)    (86,888)

INCOME TAX EXPENSE            (100)        -      (100)        -        (700)
                         ---------- --------- --------- --------- -----------
NET LOSS                      (682)   (2,038)   (1,931)   (3,592)    (87,588)
                         ========== ========= ========= ========= ===========
LOSS PER SHARE             $  (.00)  $  (.00)  $  (.00)  $  (.00)  $    (.01)
                         ========== ========= ========= ========= ===========















                The accompanying notes are an integral part of
                         these financial statements.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                             STATEMENTS OF CASH FLOWS

                                   [Unaudited]



                                              For the Three    From Inception
                                               Months Ended     on March 28,
                                                March 31,       1988 Through
                                        _____________________    March 31,
                                             1996       1995       1996
                                        ---------- ----------- ----------
Cash Flows to Operating Activities:
   Net income (loss)                    $  (1,931)  $ (3,592)  $ (87,588)
                                        ---------- ----------- ----------
   Adjustments to reconcile net income
     to net cash used by operating
     activities:
      Amortization expense                      -          -       2,136
      Increase in organization costs            -          -      (2,136)

      Changes in assets and liabilities:
        Accounts payable                  (10,132)    (1,260)          -
        Income taxes payable                    -          -           -
                                        ---------- ----------- ----------
                                          (10,132)    (1,260)          -
                                        ---------- ----------- ----------
        Net Cash Flows to Operating
          Activities                      (12,063)    (2,332)    (87,588)
                                        ---------- ----------- ----------
Cash Flows to Investing Activities              -          -           -
                                        ---------- ----------- ----------
Cash Flows from (to) Financing Activities:
   Proceeds (to) from related entities     11,308     (1,444)     27,032
   Proceeds from common stock issuance          -          -      87,500
   Costs of issuing stock                       -          -     (26,898)
                                        ---------- ----------- ----------
        Net Cash Flows from (to) Financing
          Activities                       11,308     (1,444)     87,634
                                        ---------- ----------- ----------
Net Increase (Decrease) in Cash              (755)    (3,776)         46

Cash at Beginning of Period                   801      5,641           -
                                        ---------- ----------- ----------
Cash at End of Period                      $   46   $  1,865   $      46
                                        ========== =========== ==========
Supplemental Disclosure of Cash Flow Information:


   The Company accrued $476 in interest expense to a related corporation during the period ended June 30, 1996.
The accompanying notes are an integral part of these financial statements.

                                CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended June 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and six month periods ended June 30, 1996, the Company incurred expenses under the agreement of $300 and $600. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At June 30, 1996, the Company owed $10,732 to the individual. For the three and six month periods ended June 30, 1995, the company incurred professional fees of $532 and $910 to the accounting firm mentioned above and as of June 30, 1995, owed the firm $9,532.

  Starting in July 1994, the Company agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. At June 30, 1995 $15,724 was owing to the former parent. At June 30, 1996, $16,300 was owing to former parent.

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

     Liquidity and Capital Resources

  At June 30, 1996 and 1995 the Company's assets consisted of cash in the amounts of $46 and $3,827, respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from a private placement of 35,000,000 units, consisting of one share of common stock and an A warrant and a B warrant, for $35,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

CAPITAL GROWTH, INC.



   /s/ Gary B. Peterson                 Date:  January 15, 1997
---------------------------                   ----------------------------
Gary B. Peterson
President