Form 10QSB
period 1996-09-30
CAPITAL GROWTH INC
filed 1997-04-24
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the quarter ended September 30, 1996

                                    OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                     Commission file number 33-24138-D
                           _____________________


                           CAPITAL GROWTH, INC.
        -----------------------------------------------------------
        (Name of Small Business Issuer as specified in its charter)

                 Nevada                           87-0463772
     -------------------------------         -----------------
     (State of other jurisdiction of         (I.R.S. employer
     incorporation or organization)         identification No.)


           150 Wright Bros. Drive, #570, Salt Lake City, UT  84116
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

 Common Stock outstanding at September 30, 1996 - 44,500,000 shares of $.001 par value Common Stock.

                NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                           September 30, December 31,
                                                1996         1995
                                            -----------  -----------
CURRENT ASSETS:
  Cash in bank                               $     856    $     801
                                            ===========  ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $       -    $  10,132
  Payable to officer                            11,032            -
  Payable to related corporation                16,544       15,724
                                            -----------  -----------
       Total Liabilities                        27,576       25,856
                                            -----------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock                                    -            -
  Common stock                                  44,500       42,500
  Capital in excess of par value                18,102       18,102
  Deficit accumulated during the
    development stage                          (89,322)     (85,657)
                                            -----------  -----------
       Total Stockholders' Equity              (26,720)     (25,055)
                                            -----------  -----------
       Total Liabilities and Stockholders'
         Equity                              $     856    $     801
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

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]





                            For the Three       For the Nine From Inception
                            Months Ended        Months Ended  on March 28,
                            September 30,       September 30,  1988 Through
                       --------------------------------------  September 30,
                           1996      1995      1996      1995       1996
                       --------- --------- --------- ---------  ---------

INTEREST INCOME        $      -  $      8  $      -  $     51   $  2,471
                       --------- --------- --------- ---------  ---------

EXPENSES:
   General and
     administrative         568       635     2,499     3,359     27,116
   Amortization               -         -         -         -      2,136
   Professional fees      1,166     2,400     1,166     3,310     62,541
                       --------- --------- --------- ---------  ---------
TOTAL EXPENSES            1,734     3,035     3,665     6,669     91,793


NET LOSS                 (1,734)   (3,027)   (3,665)   (6,618)   (89,322)
                       ========= ========= ========= =========  =========
LOSS PER SHARE         $   (.00) $   (.00) $   (.00) $   (.00)  $   (.01)
                       ========= ========= ========= =========  =========


















                  The accompanying notes are an integral part of
                            these financial statements.

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]



                                              For the Nine   From Inception
                                              Months Ended   on March 28,
                                              September 30,      Through
                                          -------------------- September 30,
                                              1996      1995       1996
                                           --------- --------- ----------
Cash Flows to Operating Activities:
   Net income (loss)                        $(3,665)  $(6,618)  $(89,322)
                                           --------- --------- ----------
   Adjustments to reconcile net income to
     net cash used by operating activities:
     Amortization expense                         -         -      2,136
     Increase in organization costs               -         -     (2,136)

     Changes in assets and liabilities:
      Accounts payable                      (10,132)   (1,260)         -
      Income taxes payable                        -         -          -
                                           --------- --------- ----------
                                            (10,132)   (1,260)         -
                                           --------- --------- ----------
        Net Cash Flows to Operating
          Activities                        (13,797)   (5,358)   (89,322)
                                           --------- --------- ----------
Cash Flows to Investing Activities                -         -          -
                                           --------- --------- ----------
Cash Flows from (to) Financing Activities:
   Proceeds (to) from related entities       11,852    (1,982)    27,576
   Proceeds from common stock issuance        2,000      2500     89,500
   Costs of issuing stock                         -         -    (26,898)
                                           --------- --------- ----------
        Net Cash Flows from (to) Financing
          Activities                         13,852       518     90,178
                                           --------- --------- ----------
Net Increase (Decrease) in Cash                  55    (4,840)       856

Cash at Beginning of Period                     801     5,641          -
                                           --------- --------- ----------
Cash at End of Period                       $   856   $   801   $    856
                                           ========= ========= ==========
Supplemental Disclosure of Cash Flow Information:


    The Company accrued $720 in interest expense to a related corporation during the period ended September 30, 1996.
The accompanying notes are an integral part of these financial statements.

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three and nine months ended September 30, 1996 the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At September 30, 1996, the Company owed $11,032 to the individual. For the three and nine months ended September 30, 1995, the company incurred no professional fees and $910 to the accounting firm mentioned above and as of September 30, 1995, owed the firm $9,832.

  Starting in July 1994, the Company agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. At September 30, 1995 $14,823 was owing to the former parent. At September 30, 1996, $16,544 was owing to the former parent.

  During March, 1993, the Company issued 35,000,000 units, consisting of one restricted share of its common stock ($.001 par value) and an A warrant and a B warrant, upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During August 1996, an additional 2,000,000 shares were issued to the individual at par value ($2,000).

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

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data
  Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1994, the Company issued 35,000,000 warrants, consisting of one share of common stock and an A warrant and a B warrant, for $35,000 ($.001 per unit). The persons who purchased the stock also acquired absolute voting control of the Company. During August, 1996 an additional 2,000,000 shares of stock were issued to the same individual for $2,000 ($.001 per share).

     Liquidity and Capital Resources

  At September 30, 1996 and 1995 the Company's assets consisted of cash in the amounts of $856 and $801, respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from private placements of consisting of one share of common stock and an A warrant and a B warrant, for $35,000, and 2,000,000 shares of common stock for $37,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies.
  Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

CAPITAL GROWTH, INC.


   /s/ Gary B. Peterson                 Date:  January 15, 1997
-------------------------                     -------------------------
Gary B. Peterson
President