Form 10QSB
period 1997-03-31
CAPITAL GROWTH INC
filed 1998-03-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   For the quarter ended March 31, 1997

                                    OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                     Commission file number 33-24138-D
                           _____________________


                           CAPITAL GROWTH, INC.
                       -----------------------------
        (Name of Small Business Issuer as specified in its charter)

                 Nevada                              87-0463772
     -------------------------------             ------------------
     (State of other jurisdiction of              (I.R.S. employer
     incorporation or organization)              identification No.)


           10 West 100 South, Suite 450, Salt Lake City, Utah 84101
           --------------------------------------------------------
                 (Address of principal executive offices)


          Registrant's telephone no., including area code: (801) 533-2727


                                  No Change
      ---------------------------------------------------------------
      Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None



 Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

 Common Stock outstanding at March 31, 1997 - 48,000,000 shares of $.001 par value Common Stock.

              NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                                      March 31,   December 31,
                                                         1997         1996
                                                     ------------ ------------

CURRENT ASSETS:
  Cash in bank                                       $     3,779  $       310
                                                     ------------ ------------



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $     2,307  $       -
  Payable to related party                                29,281       28,124
                                                     ------------ ------------

       Total Liabilities                                  31,588       28,124


STOCKHOLDERS' EQUITY:
  Preferred stock                                            -            -
  Common stock                                            48,000       44,500
  Capital in excess of par value                          18,102       18,102
  Deficit accumulated during the
    development stage                                    (93,911)     (90,416)
                                                     ------------ ------------

       Total Stockholders' Equity                        (27,809)     (27,814)
                                                     ------------ ------------
       Total Liabilities and Stockholders' Equity    $     3,779  $       310
                                                     ------------ ------------




              The accompanying notes are an integral part of
                        these financial statements.

   NOTE:  The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

                            CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]



                                          For the Three         From Inception
                                           Months Ended           on March 28,
                                             March 31,            1988 Through
                                           __________________________March 31,
                                               1997        1996       1997
                                           __________ __________ ___________
REVENUE:
   Interest income                          $     -    $     -    $  2,472
                                           __________ __________ ___________
EXPENSES:
   Amortization of organization costs             -          -       2,136
   Administrative Expenses and Interest         1,489      1,260    29,875
   Professional fees                            2,006        -      63,772
                                           __________ __________ ___________
      Total Expenses                            3,495      1,260    95,782
                                           __________ __________ ___________

LOSS BEFORE INCOME TAXES                       (3,495)    (1,260)  (93,311)

INCOME TAXES CURRENT                              -          -        (600)
                                           __________ __________ ___________

NET LOSS                                       (3,495)    (1,260)  (91,911)
                                           __________ __________ ___________

LOSS PER SHARE                             $    (.00)  $    (.00) $   (.01)
                                           __________ __________ ___________
















              The accompanying notes are an integral part of
                        these financial statements.

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]




                                            For the Three       From Inception
                                             Months Ended         on March 28,
                                               March 31,          1988 Through
                                            _________________________March 31,
                                                 1997      1996        1997
                                             _________________________________
Cash Flows to Operating Activities:
   Net income (loss)                          $ (3,495)  $ (1,249)  $ (93,911)
                                             _________________________________
   Adjustments to reconcile net income to
     net cash used by operating activities:
     Amortization expense                           -         -         2,136
     Increase in organization costs                 -         -        (2,136)

     Changes in assets and liabilities:
      Accounts payable                            2,307   (10,132)     12,339
      Income taxes payable                          -         100         -
                                              ________________________________
                                                  2,307        -       12,439
                                              ________________________________
        Net Cash Flows to Operating
          Activities                             (1,188)    (1,249)   (81,472)
                                              ________________________________
Cash Flows to Investing Activities
   Related Party Payable                          1,157     10,668     19,149
                                              ________________________________
Cash Flows from (to) Financing Activities:
   Proceeds from common stock issuance            3,500        -       93,000
   Costs of issuing stock                           -          -      (26,898)
                                              ________________________________
        Net Cash Flows from (to) Financing
          Activities                              3,500        -       66,102
                                              ________________________________
Net Increase (Decrease) in Cash                   3,469       (713)     3,779

Cash at Beginning of Period                         310        801        -
                                              ________________________________

Cash at End of Period                         $   3,779  $      88  $   3,779
                                              ________________________________

Supplemental Disclosure of Cash Flow Information:

   The Company paid $236 in interest expense during the period ended March 31, 1997.

              The accompanying notes are an integral part of
                        these financial statements.

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 and 1996, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1997 and 1996, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At March 31, 1997, the Company owed $11,632 to the individual.

  Starting in July 1994, the Company agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. Also, on February 27, 1997, the officer advanced $598 to pay certain administrative fees of the Company. At March 31, 1997, the Company owed 17,649 to the individual.

  During March, 1993 the Company issued 35,000,000 restricted shares of its common stock ($.001 par value) upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During the years ended December 31, 1995 and 1996, and the period ended March 31, 1997, the same shareholders purchased an additional 8,000,000 shares of common stock at par value for $8,000.

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

                              CAPITAL GROWTH, INC.
                         [A Development Stage Company]

NOTE 3 - PUBLIC OFFERING OF COMMON STOCK

  The initial issuance of the Company's common stock occurred in August, 1988. Such shares are a component of 5,000,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Initially, each class "A" warrant entitled the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including March 31, 1990. Each class "B" warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including March 31, 1990. This period has been extended by the Board of Directors for both "A" and "B" warrants to December 31, 1997.

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

                              CAPITAL GROWTH, INC.
                         [A Development Stage Company]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1994, the Company issued 35,000,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company.

     Liquidity and Capital Resources

  At March 31, 1996 and 1995 the Company's assets consisted of cash in the amounts of $88 and $3,827, respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from a private placement of 35,000,000 shares of common stock for $35,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

          None

     (b) Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH, INC.


  /s/ Gary B. Peterson                         March 16, 1998
________________________________        Date:___________________
Gary B. Peterson
President