Form 10QSB
period 1997-06-30
CAPITAL GROWTH INC
filed 1998-03-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           _____________________

                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                   For the quarter ended June 30, 1997

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

 Common Stock outstanding at June 30, 1997 - 48,000,000 shares of $.001 par value Common Stock.

              NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                            June 30,   December 31,
                                               1997         1996
                                           ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $     3,779  $       310
                                           ===========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               2,863           -
  Payable to related party                      29,780       28,124
                                           ___________  ___________
       Total Liabilities                        32,643       28,124
                                           ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock                                 -             -
  Common stock                                 48,000        44,500
  Capital in excess of par value               18,102        18,102
  Deficit accumulated during the
    development stage                         (94,966)      (90,416)
                                           ___________  ___________
       Total Stockholders' Equity             (28,864)      (27,814)
                                           ___________  ___________

       Total Liabilities and Stockholders'
         Equity                            $    3,779   $       310
                                           ===========  ===========











              The accompanying notes are an integral part of
                        these financial statements

   NOTE:  The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]


                        For The Three    For the Six From Inception
                         Months Ended    Months Ended on March 28,
                           June 30,        June 30,   1988 Through
                   _____________________________________________ June 30,
                        1997    1996     1997   1996      1997
                             ______________________________________________

REVENUE:
  Interest income            $   -    $   -    $   -    $    -   $   2,471
                             ________ ________ ________ ________ __________


EXPENSES:
  General and
   adminsitrative                559      582    2,047     1,831    30,433
  Amortization                   -        -        -         -       2,136
  Professional fees              397      -      2,403       -      64,168
                             ________ ________ ________ _________ _________
       Total Expenses            956      582    4,450     1,831    96,737
                             ________ ________ ________ _________ _________

LOSS BEFORE INCOME TAXES        (956)    (582)  (4,450)   (1,831)  (94,266)

INCOME TAXES CURRENT            (100)    (100)    (100)     (100)     (700)
                             ________ ________ ________ _________ _________
NET LOSS                     $(1,056) $  (682) $(4,550) $ (1,931) $(94,966)
                             ________ ________ ________ _________ _________


LOSS PER SHARE               $  (.00) $  (.00) $  (.00) $   (.00) $   (.01)
                             ________ ________ ________ _________ _________












              The accompanying notes are an integral part of
                        these financial statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]



                                                  For the Six    From Inception
                                                  Months Ended    on March 28,
                                                     June 30,     1988 Through
                                            ______________________    June 30,
                                                  1997      1996        1997
                                                _________ __________ _________
Cash Flows to Operating Activities:
   Net income (loss)                            $ (4,550) $ (1,931)  $(94,966)
                                                _________ __________ _________
   Adjustments to reconcile net income to
     net cash used by operating activities:
     Amortization expense                            -         -        2,136
     Increase in organization costs                  -         -       (2,136)

     Changes in assets and liabilities:
      Accounts payable                             2,763   (10,132)     2,761
      Income taxes payable                           100       -          100
                                                _________ __________ _________
                                                     -     (10,132)     2,861
                                                _________ __________ _________
        Net Cash Flows to Operating
          Activities                              (1,687)  (12,063)   (92,105)
                                                _________ __________ _________
Cash Flows to Investing Activities:
   Proceeds (to) from related entity               1,656    11,308     29,781
                                                _________ __________ _________
Cash Flows from (to) Financing Activities:
   Proceeds from common stock issuance             3,500       -       93,000
   Costs of issuing stock                            -         -      (26,897)
                                                _________ __________ _________
        Net Cash Flows from (to) Financing
          Activities                               5,156    11,308     95,884
                                                _________ __________ _________
Net Increase (Decrease) in Cash                    3,469      (755)     3,779

Cash at Beginning of Period                          310       801         -
                                                _________ __________ _________
Cash at End of Period                           $  3,779  $     46   $   3,779
                                                ========= ========== =========





              The accompanying notes are an integral part of
                        these financial statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the company for accounting and office expenses. For the three and six month periods ended June 30, 1997 and 1996, the Company incurred expenses under the agreement of $300 and $600. At January 1, 1996, the company owed $10,132 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At June 30, 1997 the Company owed to the individual $11,932.

  Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During February, 1997, the officer advanced $538 through payment of certain overdue payables of the Company. The Company has continued to accrue interest and at June 30, 1997, the Company owed $17,848.

  During March, 1993 the Company issued 35,000,000 restricted shares of its common stock ($.001 par value) upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During the years ended December 31, 1995 and 1996, and the period ended June 30, 1997, the same shareholders purchased an additional 8,000,000 shares of common stock at par value for $8,000.

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

  The Company filed a registration statement through which it registered, for distribution to the shareholders of the parent corporation, Data Growth, Inc., 4,600,640 of the aforementioned units of common stock and warrants. The Company registered the units on Form S-18 in accordance with the Securities Act of 1933. Such registration became effective on December 15, 1988. Costs of the public offering, amounting to $26,898 have been charged against capital in excess of par value.

                             CAPITAL GROWTH, INC.
                       [A Development Stage Company]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1993 the Company issued 35,000,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company. During the years ended December 31, 1995 and 1996 and the period ended June 30, 1997, additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 and $3,500, respectively.

     Liquidity and Capital Resources

  At June 30, 1997 and 1996 the Company's assets consisted of cash in the amounts of $3,779 and $46 respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from private placements of 43,000,000 shares of common stock for $43,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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