Form 10QSB
period 1997-09-30
CAPITAL GROWTH INC
filed 1998-03-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ---------------------
                                   FORM 10-QSB
                            ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission file number 33-24138-D
                            ---------------------


                              CAPITAL GROWTH, INC.
           (Name of Small Business Issuer as specified in its charter)

            Nevada                                    87-0463772
      (State of other jurisdiction of                 (I.R.S. employer
      incorporation or organization)               identification No.)


         10 West 100 South, Suite 450, Salt Lake City, Utah  84101
                   (Address of principal executive offices)


            Registrant's telephone no., including area code: (801) 533-2727


                                 No Change
       Former name, former address, and former fiscal year, if
                        changed since last report.

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

  Common Stock outstanding at September 30, 1997 - 48,000,000 shares of $.001 par value Common Stock.

                NOTE:  Page 1 of 9 sequentially numbered pages.

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                              CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                    -----------      -----------
CURRENT ASSETS:

  Cash in bank                                      $    1,011       $    310
                                                    ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         100             --
   Payable to related party                              30,339         28,124
                                                    -----------      -----------

         Total Liabilities                               30,439         28,124
                                                    -----------      -----------


STOCKHOLDERS' EQUITY:
   Preferred stock                                          --               --
   Common stock 48,000                                   44,500
   Capital in excess of par value                        18,102         18,102
   Deficit accumulated during the
    development stage                                   (95,530)       (90,416)
                                                    -----------      -----------

         Total Stockholders' Equity                     (29,428)       (27,814)
                                                    -----------      -----------

         Total Liabilities and Stockholders'
          Equity                                     $    1,011      $     310
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

                              CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                   [Unaudited]


                                 For The Three     For the Nine   From Inception
                                 Months Ended      Months Ended    on March 28,
                                 September 30,     September 30,   1988 Through
                           ________________________________________September 30,
                               1997      1996     1997     1996        1997
                           --------- --------- --------- -----------------------

REVENUE:
   Interest income         $    -    $    -    $    -    $     -    $ 2,471
                           --------- ---------  -------- ---------  ---------


EXPENSES:
   General and
    adminsitrative             564       568     2,611     2,399     30,997
   Amortization                  -         -         -         -      2,136
   Professional fees             -     1,166     2,403     1,166     64,168
                           --------- --------- --------- ---------  ---------
         Total Expenses        564     1,734     5,014     3,565     97,301
                           --------- --------- --------- ---------  ---------

LOSS BEFORE INCOME TAXES      (564)   (1,734)   (5,014)   (3,565)   (94,830)

INCOME TAXES CURRENT             -         -      (100)     (100)      (700)
                           --------- --------- --------- ---------  ---------
NET LOSS                   $  (564)  $(1,734)  $(5,114)  $(3,665)   $(95,530)
                           ========= ========= ========= =========  =========


LOSS PER SHARE             $  (.00)  $  (.00)  $  (.00)  $  (.00)   $   (.01)
                           ========= ========= ========= =========  =========











                The accompanying notes are an integral part of
                          these financial statements

                              CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                                   [Unaudited]



                                                For the Nine     From Inception
                                                Months Ended      on March 28,
                                                September 30,     1988 Through
                                  _____________________________   September 30,
                                             1997        1996         1997
                                        ----------- ----------- --------------
Cash Flows to Operating Activities:
    Net income (loss)                    $   (5,114) $   (3,665) $   (95,530)
                                        ----------- ----------- --------------
    Adjustments to reconcile net
     income to net cash used by
     operating activities:
      Amortization expense                        -           -        2,136
      Increase in organization costs              -           -       (2,136)

      Changes in assets and liabilities:
         Accounts payable                         -     (10,132)           -
         Income taxes payable                   100           -          100
                                        ----------- ----------- --------------
                                                  -     (10,132)         100
                                        ----------- ----------- --------------
           Net Cash Flows to Operating
            Activities                       (5,014)    (13,797)     (95,430)
                                        ----------- ----------- --------------
Cash Flows to Investing Activities:
    Proceeds (to) from related entity         2,215      11,852       30,339
                                        ----------- ----------- --------------
Cash Flows from (to) Financing Activities:
    Proceeds from common stock issuance       3,500       2,000       93,000
    Costs of issuing stock                        -           -      (26,897)
                                        ----------- ----------- --------------
           Net Cash Flows from (to)
            Financing Activities              3,500       2,000       66,102
                                        ----------- ----------- --------------
Net Increase (Decrease) in Cash                 701          55        1,011

Cash at Beginning of Period                     310         801            -
                                        ----------- ----------- --------------
Cash at End of Period                    $    1,011  $      856  $     1,011
                                        =========== =========== ==============





                The accompanying notes are an integral part of
                          these financial statements

                              CAPITAL GROWTH, INC.
                          [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- CONDENSED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 -- RELATED PARTY TRANSACTIONS

   Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the company for accounting and office expenses. For the three and nine month periods ended September 30, 1997 and 1996, the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the company owed $10,132 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At September 30, 1997 the Company owed to the individual $12,232.

   Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During February, 1997, the officer advanced $538 through payment of certain overdue payables of the Company. The Company has continued to accrue interest and at September 30, 1997, the Company owed $18,107.

   During March, 1993 the Company issued 35,000,000 restricted shares of its common stock ($.001 par value) upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During the years ended December 31, 1995 and 1996, and the period ended September 30, 1997, the same shareholders purchased an additional 8,000,000 shares of common stock at par value for $8,000.

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


NOTE 3 -- PUBLIC OFFERING OF COMMON STOCK

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

                              CAPITAL GROWTH, INC.
                          [A Development Stage Company]

PART I FINANCIAL INFORMATION

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1993 the Company issued 35,000,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company.
   During the years ended December 31, 1995 and 1996 and the period ended September 30, 1997, additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 and $3,500, respectively.

        Liquidity and Capital Resources

   At September 30, 1997 and 1996 the Company's assets consisted of cash in the amounts of $1,011 and $310 respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from private placements of 43,000,000 shares of common stock for $43,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

CAPITAL GROWTH, INC.



   /s/  Gary B. Peterson                     Date:  March 16, 1998
--------------------------                        -------------------------
Gary B. Peterson
President