Form 10KSB
period 1997-12-31
CAPITAL GROWTH INC
filed 1998-06-05
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

Commission File No. 33-24138-D


                              CAPITAL GROWTH, INC.
                 (Name of small business issuer in its charter)


Nevada                                                                87-0463772
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization                                Identification No.)


   10 West 100 South, Ste. 450
       Salt Lake City, Utah                      84101
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (801) 355-0252

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: None

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       The aggregate market value of the common voting stock held by non-affiliates as of March 31, 1998: Not Determinable.

       Shares outstanding of the Issuer's common stock as of December 31, 1997: 48,000,000 shares.

           The issuer's revenues for the year ended December 31, 1997, were nominal.

                              PART I
Item 1.  Description of Business.

         (a)  General Development of Business.

     Capital Growth, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on March 28, 1988. The Issuer was organized to raise capital and to investigate and acquire any suitable asset, property or other business opportunity which management might believe had good business potential. No specific business or industry was predetermined.

     The Company was formed as a wholly-owned subsidiary of Data Growth, Inc., a public blind pool (blank check) company, for the purpose of allowing the shareholders of Data Growth, Inc. to participate in another company which will seek a business acquisition of its own. The formation of the Issuer was intended to diversify the number and type of acquisitions which could potentially benefit the shareholders of Data Growth, Inc.

     In connection with its formation, the Company issued 5,000,000 Units comprising 5,000,000 shares of common stock, 5,000,000 A Warrants and 5,000,000 B Warrants to Data Growth, Inc. for $50,000.

     Data Growth, Inc. during 1989, distributed 4,600,640 of the to its shareholders a 1 for 3 basis (one Unit for every shares) and retained 399,360 Units.

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

     The Company's outstanding Warrants are not detachable from the Units and may not be traded separately. Each "A" Warrant is exercisable at a price of $.20 per share through ? , and the "B" Warrants at $.30 per share through ? , (these dates are extensions of the original dates of September 30, 1989 and March 31,
1990). The exercise price may be reduced at the option of management of the Company without changing the number of outstanding warrants.

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

     The Issuer does not presently have separate industry segments.

     (c)  Narrative Description of the Business.

General Discussion

     The Company's business plan is to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company will only acquire businesses which can generate or provide audited financial statements. Management intends to make acquisitions of entities for which it can obtain audited financial statements. This will limit the types of businesses which the Company could acquire to those firms which have previously had audited financial statements. The Company recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, brokerage, transportation and others. Management's discretion is unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed herein. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

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

Item 2.  Properties.
     The Issuer has no material assets except cash in the approximate amount of $996 at December 31, 1997.

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

         (b)  Holders.

     The approximate number of holders of the registrant's common stock as of May 13, 1998 was 314.

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

Item 8.  Changes In and Disagreements with Accountants on and Financial
Disclosure.

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

         (a) Identification of Directors.

      The current sole director of the registrant, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:

                                         YEAR FIRST ELECTED
         NAME             AGE                AS DIRECTOR             POSITION

Gary B. Peterson          50               Since Inception           President,
                                                                     Secretary/
                                                                   Treasurer and
                                                                      Director


         (b) Identification of Executive Officers.

      Same as above.

         (c) Significant Employees.

      The registrant has no significant employees.

         (d) Family Relationships.

      None.

         (e) Business Experience.

         (1)  Background

     Gary B. Peterson, is currently associated with the CPA firm of Smith, Peterson & Associates, LLC and was previously functioning as the chief financial officer of Digitran Systems, Inc., a public company. During 1995 and 1996, he was the chief executive officer of Data Security Corporation, a public company. From 1982 through 1995, Mr. Peterson was the shareholder/officer in the Utah C.P.A. firm of Peterson, Siler & Stevenson. Mr. Peterson is qualified to practice as a CPA in California and Utah and is a member of the Utah Society of Certified Public Accountants and the American Institute of CPA's. Prior to starting his own practice in 1982 he worked as a tax senior and manager with Price Waterhouse & Company from 1972 to 1976, Touche Ross & Company from 1976 to 1977 and Charles Huber & Associates from 1977 to 1978. Mr. Peterson worked as a controller for Newbery Engineering and Construction Company from 1978 to 1982, where he was responsible for all of the company's financial matters. Mr. Peterson graduated with honors from Brigham Young University in Provo, Utah in 1972. Mr. Peterson has served as President of Data Growth, Inc., the parent company of the Issuer since its inception in January, 1986. Mr. Peterson has served as a Director and Secretary-Treasurer of Maxi Group, Inc,, a public blank-check company since its inception in June, 1986.

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

Item 10.  Executive Compensation.

         (a)  Cash Compensation.

     Other than the $100 per month being accrued to the Company's president for use of office facilities and accounting services, during the last fiscal year none of the registrant's officers or directors individually received any salary, wage or other compensation. During 1996 a total of $1,200 was accrued to the Company's president pursuant to this arrangement. During the current fiscal year the registrant will continue this arrangement but has no present plans to pay any other compensation to officers or directors. The Company also accrued fees payable to the accounting firm of Peterson, Siler & Stevensen, of which the registrant's president was a managing partner during part of 1995, in the amount of $3,310.00 for 1995, for accounting services rendered by such firm to the registrant.

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

Name and Address                                             Amount and Nature               Percent
 of Beneficial                  Position with                  of Beneficial                   of
    Owner                          Company                       Ownership                    Class
----------------                --------------               -------------------
Gary B. Peterson                 President,                  1,166,667 shares                2.9%
                                 Secretary/                  record & beneficial
                                 Treasurer &                 (1)(2)
                                 Director

Robert W. Mann,                                              37,500,000 shares               88.2%
Trustee, Robert W.
Mann Retirement
Trust



All officers and directors as
a group (1 person)                                           1,166,667 shares                 2.9%


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

         The Company received advances from Data Growth, Inc., its former parent, which are being treated as loans. Such advances or loans are interest-bearing at the rate of 6% per annum and are unsecured. During 1996, Data Growth transferred the right to receive repayment to the Company's president. The Company was also indebted for accounting services to the accounting firm which the Company's president was formerly an officer of, which receivable was also transferred to the Company's president when he terminated association with such firm. At December 31, 1997, $28,124 was owed to the Company's president with respect to these debts.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this report:
     1. Audited Financial Statements for the year ended December 31, 1997 and 1996 are included as part of this report.
     2. Financial Statement Schedules. None.
     3. Exhibits. None.

     Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CAPITAL GROWTH, INC.



Date:      May 22 , 1998                                    /s/ Gary B. Peterson
      ------------------                                  ----------------------
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



Date:      May 22, 1998                                     /s/ Gary B. Peterson
      --------------------                                ----------------------
                                                      Gary B. Peterson, Director

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                                           Index

--------------------------------------------------------------------------------



                                                                           Page


Independent auditors' report                                                F-1


Balance sheet, December 31, 1997 and 1996                                   F-2


Statement of operations for the years
ended December 31, 1997 and 1996 and
cumulative amounts since inception                                          F-3


Statement of stockholders' deficit
from inception through December 31,
1997                                                                        F-4


Statement of cash flows for the years
ended December 31, 1997 and 1996 and
cumulative amounts since inception                                          F-6


Notes to financial statements                                               F-7

--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Capital Growth, Inc.


We have audited the accompanying balance sheet of Capital Growth, Inc., (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts from March 28, 1988 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth, Inc., (a development stage company) at December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended and cumulative amounts from March 28, 1988 (date of inception) in conformity with generally accepted accounting principles.

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


                                             TANNER+Co.


Salt Lake City, Utah
March 13, 1998

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)

                                                                   Balance Sheet
                                                                    December 31,
--------------------------------------------------------------------------------






              Assets                                                         1997              1996
              ------
                                                                       -----------------------------------

Current assets -
     cash                                                              $             996 $             310
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

                                                                       -----------------------------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Related party payable                                             $          30,898 $          28,124
     Accounts payable                                                                850                 -
                                                                       -----------------------------------

                  Total current liabilities                                       31,748            28,124
                                                                       -----------------------------------

Stockholders' deficit:
     Common stock; $.001 par value; 50,000,000 shares authorized, 48,000,000 and
       44,500,000  shares  issued and  outstanding  as of December  31, 1997 and
       1996,
       respectively                                                               48,000            44,500
     Additional paid-in capital                                                   18,102            18,102
     Accumulated deficit                                                         (96,854)          (90,416)
                                                                       -----------------------------------

                  Total stockholders' deficit                                    (30,752)          (27,814)
                                                                       -----------------------------------

                  Total liabilities and stockholders' deficit          $             996 $             310
                                                                       -----------------------------------





----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-2

                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Operations

                                                           Years Ended December 31, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------






                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                            1997             1996           Inception
                                                     -----------------------------------------------------

Revenue - interest income                            $              -  $             -  $            2,471
                                                     -----------------------------------------------------

Expenses:
     Professional fees                                            3,153              389            64,168
     Administrative expenses                                      3,285            4,370            31,671
     Amortization of organization costs                               -                -             2,136
                                                     -----------------------------------------------------

              Total expenses                                      6,438            4,759            97,975
                                                     -----------------------------------------------------

Loss before income taxes                                         (6,438)          (4,759)          (95,504)

Income taxes - current                                                -                -              (600)
                                                     -----------------------------------------------------

Net loss                                             $           (6,438) $        (4,759) $        (96,104)
                                                     -----------------------------------------------------

Loss per share                                       $             (.00) $          (.00) $           (.00)
                                                     -----------------------------------------------------






----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-3

                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)
                                                                        Statement of Stockholders' Deficit

                                                                          From Inception on March 28, 1988
                                                                                 Through December 31, 1997
----------------------------------------------------------------------------------------------------------




                                                                          Additional
                                               Common Stock                 Paid-In        Accumulated
                                    -----------------------------------
                                         Shares            Amount           Capital          Deficit
                                    ----------------------------------------------------------------------

Balance, March 28, 1988                             - $               - $              - $               -

Shares issued to initial
stockholder for cash, August
1988 at $.001 per share                     5,000,000             5,000           21,266                 -

Net loss for the period ended
December 31, 1988                                   -                 -                -              (649)
                                    ----------------------------------------------------------------------

Balance, December 31, 1988                  5,000,000             5,000           21,266              (649)

Offering costs incurred during
1989                                                -                 -           (3,164)                -

Net loss for the year ended
December 31, 1989                                   -                 -                -           (16,406)
                                    ----------------------------------------------------------------------

Balance, December 31, 1989                  5,000,000             5,000           18,102           (17,055)

Net loss for the year ended
December 31, 1990                                   -                 -                -           (11,228)
                                    ----------------------------------------------------------------------

Balance, December 31, 1990                  5,000,000             5,000           18,102           (28,283)

Net loss for the year ended
December 31, 1991                                   -                 -                -           (13,188)
                                    ----------------------------------------------------------------------

Balance, December 31, 1991                  5,000,000             5,000           18,102           (41,471)

Net loss for the year ended
December 31, 1992                                   -                 -                -            (8,448)
                                    ----------------------------------------------------------------------

Balance, December 31, 1992                  5,000,000             5,000           18,102            49,919

Stock issued in private
placement for cash March
1993 at $.001 per share                    35,000,000            35,000                -                 -



See accompanying notes to financial statements.
                                                                                                       F-4

                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)
                                                                        Statement of Stockholders' Deficit
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------



                                                                          Additional
                                               Common Stock                 Paid-In        Accumulated
                                    -----------------------------------
                                         Shares            Amount           Capital          Deficit
                                    ----------------------------------------------------------------------

Net loss for the year ended
December 31, 1993                                   -                 -                -           (14,069)
                                    ----------------------------------------------------------------------

Balance, December 31, 1993                 40,000,000            40,000           18,102           (63,988)

Net loss for the year ended
December 31, 1994                                   -                 -                -           (13,550)
                                    ----------------------------------------------------------------------

Balance, December 31, 1994                 40,000,000            40,000           18,102           (77,538)

Stock issued in private
placement for cash September
1995 at $.001 per share                     2,500,000             2,500                -                 -

Net loss for the year ended
December 31, 1995                                   -                 -                -            (8,119)
                                    ----------------------------------------------------------------------

Balance, December 31, 1995                 42,500,000            42,500           18,102           (85,657)

Stock issued in private
placement for cash August
1996 at $.001 per share                     2,000,000             2,000                -                 -

Net loss for the year ended
December 31, 1996                                   -                 -                -            (4,759)
                                    ----------------------------------------------------------------------

Balance, December 31, 1996                 44,500,000            44,500           18,102           (90,416)

Stock issued in private
placement for cash February
1997 at $.001 per share                     3,500,000             3,500                -                 -

Net loss for the year ended
December 31, 1997                                   -                 -                -            (6,438)
                                    ----------------------------------------------------------------------

Balance, December 31, 1997                 48,000,000 $          48,000 $         18,102 $         (96,854)
                                    ----------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                                       F-5


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)
                                                                                   Statement of Cash Flows

                                                           Years Ended December 31, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------




                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                            1997             1996           Inception
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $           (6,438) $          (4,759) $      (96,854)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization expense                                         -                -             2,136
         Increase in organization costs                               -                -            (2,136)
         Increase in:
              Accounts payable                                      750                -            10,782
              Income taxes payable                                  100                -               200
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                           (5,588)          (4,759)          (85,872)
                                                     -----------------------------------------------------

Cash flows from investing activities -
     related party payable                                        2,774            2,268            20,766
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       3,500            2,000            93,000
     Public offering costs                                            -                -           (26,898)
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                            3,500            2,000            66,102
                                                     -----------------------------------------------------

Net increase (decrease) in cash                                     686             (491)              996

Cash, beginning of period                                           310              801                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $              996 $            310 $             996
                                                     -----------------------------------------------------






----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-6

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------


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


Loss Per Share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding as of December 31, 1997 and 1996, respectively. Common shares issuable upon exercise of stock purchase warrants and stock options are not included in the per share computation when their effect would be antidilutive.


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

--------------------------------------------------------------------------------

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2.   Going Concern
The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations, reported a net loss of $6,438 for the year ended December 31, 1997 and as of December 31, 1997, has a stockholders' deficit of $30,752.


The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet its obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Management has entered into a plan where it is pursuing other financing and searching for additional business opportunities. It is not known if the Company will be successful.


3.   Income Taxes
The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                           Years Ended
                                          December 31,         Cumulative
                                    -------------------------
                                        1997         1996       Amounts
                                    ---------------------------------------

Income tax benefit at statutory
  rate                              $       1,000 $     1,000 $     32,000
Change in valuation allowance              (1,000)     (1,000)      (32,000)
                                    ---------------------------------------

                                    $             $           $           -
                                    ---------------------------------------



--------------------------------------------------------------------------------

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Income Taxes Continued
Deferred tax assets are as follows:


                                                               December 31,
                                                           1997            1996
                                            -----------------------------------

Operating loss carryforwards                $           32,000 $         31,000
Valuation allowance                                    (32,000)         (31,000)
                                             -----------------------------------

                                            $                - $              -
                                             -----------------------------------



The Company has net operating loss carryforwards of approximately $95,000, which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


4.   Related Party Transactions
Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the year ended December 31, 1997 and 1996, the Company incurred expenses under the agreement of $1,200 and $1,200, respectively. In addition, on January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At December 31, 1997 and 1996, the Company owed $12,532 and $11,332, respectively to the individual.


The Company has agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advances to the Company by its former parent. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director, and shareholder of the Company. In addition, during 1997, the officer advanced approximately $538 to the Company. At December 31, 1997 and 1996, the Company owed $18,366 and $16,792, respectively, to the officer.


--------------------------------------------------------------------------------

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Related Party Transactions Continued
During the year ended December 31, 1997 and 1996, a principal shareholder purchased additional stock at par value for $3,500 and $2,000, respectively.


5.   Supplemental Cash Flow Information
The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1997 and 1996, and since inception.


6.   Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


--------------------------------------------------------------------------------

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Earnings Per Share Continued
Earnings per share information in accordance with SFAS 128 is as follows:


                                                    Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $         (6,438)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                      (6,438)    47,708,000  $        (.00)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -              -
                                 -------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $         (6,438)    47,708,000  $        (.00)
                                 -----------------------------------------------




                                                    Year Ended December 31, 1996
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $         (4,759)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                      (4,759)    43,166,000  $        (.00)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -              -
                                 -------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $         (4,759)    43,166,000  $        (.00)
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                                                            CAPITAL GROWTH, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Earnings Per Share Continued

                                               Cumulative Amounts
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $        (96,854)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                     (96,854)    24,045,000  $        (.00)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -              -
                                 -------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $        (96,854)    24,045,000  $        (.00)
                                 -----------------------------------------------



--------------------------------------------------------------------------------