Form 10QSB
period 1998-03-31
CAPITAL GROWTH INC
filed 1999-07-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                        _____________________
                             FORM 10-QSB
                        _____________________

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED MARCH 31, 1998

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


             55 West 200 North, Provo, Utah 84601
               (Address of principal executive offices)


   Registrant's telephone no., including area code: (801) 533-2727


  10 West 100 South, Suite 450, Salt Lake City, Utah 84101
   Former name, former address, and former fiscal year, if changed since last report.

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

Common Stock outstanding at March 31, 1998 - 48,000,000 shares of $.001 par value Common Stock.

NOTE:  Page 1 of 9 sequentially numbered pages.


PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       CONDENSED BALANCE SHEETS
                             [Unaudited]

                                ASSETS

                                               March 31,    December 31,
                                                 1998           1997
                                              ___________   ___________
CURRENT ASSETS:
  Cash in bank                                  $    896       $   996
                                                    __________________

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   765           850

  Payable to related party                        31,457        30,898
                                                    __________________
   Total Liabilities                              32,222        31,748
                                                    __________________

STOCKHOLDERS' EQUITY:
  Preferred stock                                     -            -
  Common stock                                    48,000        48,000
  Capital in excess of par value                  18,102        18,102
  Deficit accumulated during the development stage(97,428)    (96,854)
                                                   __________________
   Total Stockholders' Equity                   (31,326)      (30,752)
                                                   __________________
   Total Liabilities and Stockholders' Equity   $    896    $      996
                                                 _________   _________

            The accompanying notes are an integral part of
                     these financial statements.

NOTE:  The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       STATEMENTS OF OPERATIONS

                             [Unaudited]



                                  For the Three        From Inception
                                  Months Ended          on March 28,
                                    March 31,           1988 Through
                              __________________________ March 31,
                                   1998        1997        1998
                                __________ ___________ ___________
REVENUE:
  Interest income                  $     -   $       -   $  2,471
                                __________ ___________ ___________
EXPENSES:
  Amortization of organization costs     -           -      2,136
  Administrative Expenses and Interest 574       1,489     32,245
  Professional fees                      -       2,006     64,918
                                __________ ___________ ___________
     Total Expenses                    574       3,495     99,299
                                __________ ___________ ___________

LOSS BEFORE INCOME TAXES             (574)     (3,495)    (96,827)

INCOME TAXES CURRENT                     -           -       (600)
                                __________ ___________ ___________

NET LOSS                             (574)     (3,495)    (97,428)
                                __________ ___________ ___________

LOSS PER SHARE                    $   (.00) $    (.00)  $    (.01)
                                __________ ___________ ___________
















            The accompanying notes are an integral part of
                     these financial statements.


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       STATEMENTS OF CASH FLOWS

                             [Unaudited]




                                      For the Three      From Inception
                                       Months Ended       on March 28,
                                         March 31,        1988 Through
                                ____________________________March 31,
                                       1998      1997        1998
                                   _________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
  Net income (loss)                   $ (574)  $(3,495)   $(97,428)
                                   _________________________________
  Adjustments to reconcile net income to
    net cash used by operating activities:
   Amortization expense                     -         -      2,136
   Increase in organization costs           -         -     (2,136)

   Changes in assets and liabilities:
     Accounts payable                    (85)     2,307     10,697
     Income taxes payable                   -         -        200
                                   _________________________________
                                         (85)     2,307     10,897
                                   _________________________________
      Net Cash Flows to Operating Activities (659) (1,188) (86,531)
                                   _________________________________
CASH FLOWS TO INVESTING ACTIVITIES
  Related Party Payable                   559     1,157     21,325
                                   _________________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from common stock issuance       -     3,500     93,000
  Costs of issuing stock                    -         -    (26,898)
                                   _________________________________
      Net Cash Flows from (to) Financing
        Activities                          -     3,500     66,102
                                   _________________________________
NET INCREASE (DECREASE) IN CASH         (100)     3,469        896

CASH AT BEGINNING OF PERIOD               996       310          -
                                   _________________________________
CASH AT END OF PERIOD                 $   896  $  3,779   $896
                                   _________________________________
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  The Company has not paid any amounts for interest or income taxes during the periods ended March 31, 1998 and 1997.

            The accompanying notes are an integral part of
                     these financial statements.



                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997, and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended March 31, 1998 and 1997, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1998 and 1997, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At March 31, 1998, the Company owed $12,832 to the individual.

  Starting in July 1994, the Company agreed to pay interest expense at 6% to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. Also, on February 27, 1997, the officer advanced $598 to pay certain administrative fees of the Company. At March 31, 1998, the Company owed 18,625 to the individual.

  During March, 1993 the Company issued 35,000,000 restricted shares of its common stock ($.001 par value) upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During the years ended December 31, 1996 and 1997, and the period ended March 31, 1998, the same shareholders purchased an additional 8,000,000 shares of common stock at par value for $8,000.

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


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

NOTE 3 - PUBLIC OFFERING OF COMMON STOCK

  The initial issuance of the Company's common stock occurred in August, 1988. Such shares are a component of 5,000,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Initially, each class "A" warrant entitled the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including March 31, 1990. Each class "B" warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including March 31, 1990. This period has been extended by the Board of Directors for both "A" and "B" warrants to December 31, 1998.

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



                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

PART I FINANCIAL INFORMATION

      ITEM 2  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1994, the Company issued 35,000,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company. During the years ended December 31, 1995,1996 and 1997 additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 and $3,500, respectively.

       Liquidity and Capital Resources

  At March 31, 1998 and 1997 the Company's assets consisted of cash in the amounts of $896 and $3,779, respectively, from the issuance of 8,000,000shares of common stock, at par value, to the controlling shareholder of the Company; from advances made by the Company's former parent corporation and proceeds from a private placement of 35,000,000 shares of common stock for $35,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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

CAPITAL GROWTH, INC.


  /s/ David N. Nemelka                          June  1, 1999
________________________________          Date:___________________
David N. Nemelka
President







                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH, INC.



  /s/ David N. Nemelka               Date:     June  1, 1999
David N. Nemelka
President