Form 10QSB
period 1998-06-30
CAPITAL GROWTH INC
filed 1999-07-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                        _____________________
                             FORM 10-QSB
                        _____________________

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED JUNE 30, 1998

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


   Registrant's telephone no., including area code: (801) 377-1758


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

 Common Stock outstanding at June 30, 1998 - 48,000,000 shares of $.001 par value Common Stock.

NOTE:  Page 1 of 9 sequentially numbered pages.


PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       CONDENSED BALANCE SHEETS
                             [Unaudited]

                                ASSETS

                                                 June 30,   December 31,
                                                   1998          1997
                                                ______________________
CURRENT ASSETS:
  Cash in bank                                  $  2,373       $   996
                                                    __________________

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    15           850

  Payable to related party                        35,015        30,898
                                                    __________________
   Total Liabilities                              35,781        31,748
                                                    __________________

STOCKHOLDERS' EQUITY:
  Preferred stock                                     -            -
  Common stock48,000                              48,000
  Capital in excess of par value                  18,102        18,102
  Deficit accumulated during the development stage(98,759)    (96,854)
                                                   __________________
   Total Stockholders' Equity                   (32,657)      (30,752)
                                                   __________________
   Total Liabilities and Stockholders' Equity   $  2,373    $      996
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


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       STATEMENTS OF OPERATIONS

                             [Unaudited]


                          For The Three   For the Six  From Inception
                           Months Ended   Months Ended   on March 28,
                             June 30,       June 30,     1988 Through
              _____________________________________________June 30,
                            1998  1997     1998    1997      1998
                __________________________________________________

REVENUE:
  Interest income           $  -  $    -  $    -  $    -    $2,471
                     __________________ __________________________


EXPENSES:
  General and adminsitrative 571     582   1,133   1,831    32,816
  Amortization                 -       -       -       -     2,136
  Professional fees          760       -     760       -    65,678
                     _____________________________________________
   Total Expenses          1,331     582   1,905   1,831   100,630
                     _____________________________________________

LOSS BEFORE INCOME TAXES (1,331)    (582)(1,905) (1,831)  (98,159)


INCOME TAXES CURRENT           -    (100)      -   (100)     (600)
                    _____________________________________________
NET LOSS            $    (1,331) $(682)  $(1,905)$(1,931)$(98,759)
                    _____________________________________________


LOSS PER SHARE          $ (.00)$  (.00)$  (.00)$   (.00) $  (.01)
                    _____________________________________________












            The accompanying notes are an integral part of
                      these financial statements


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

                       STATEMENTS OF CASH FLOWS

                             [Unaudited]



                                          For the Six      From Inception
                                          Months Ended      on March 28,
                                             June 30,       1988 Through
                                _____________________________ June 30,
                                         1998       1997        1998
                                  ____________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
  Net income (loss)                    $(1,905)  (4,550)   $  (98,759)
                                  ____________________________________
  Adjustments to reconcile net income to
    net cash used by operating activities:
   Amortization expense                     -         -          2,136
   Increase in organization costs           -         -         (2,136)

   Changes in assets and liabilities:
     Accounts payable                   (835)     2,763             15
     Income taxes payable                   -       100              -
                                  ____________________________________
                                        (835)     2,863             15
                                  ____________________________________
      Net Cash Flows to Operating Activities (2,740)(1,687)    (98,744)
                                  ____________________________________
CASH FLOWS TO INVESTING ACTIVITIES:
  Related Party payable                 4,117     1,656         35,015
                                  ____________________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from common stock issuance       -     3,500         93,000
  Costs of issuing stock                    -         -        (26,899)
                                  ____________________________________
      Net Cash Flows from (to) Financing
        Activities                          -     3,500         66,102
                                  ____________________________________
NET INCREASE (DECREASE) IN CASH         1,377     3,469          2,373

CASH AT BEGINNING OF PERIOD               996       310              -
                                  ____________________________________
CASH AT END OF PERIOD                  $2,373   $ 3,779         $2,373
                                  ____________________________________


THE COMPANY HAS NOT PAID ANY AMOUNTS FOR INTEREST OR INCOME TAXES DURING THE
                          PERIODS ENDED JUNE
                          30, 1998 AND 1997.


            The accompanying notes are an integral part of
                      these financial statements


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the company for accounting and office expenses. For the three and six month periods ended June 30, 1998 and 1997, the Company incurred expenses under the agreement of $300 and $600. At January 1, 1996, the company owed $10,132 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At June 30, 1998 the Company owed to the individual $13,132.

  Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During February, 1997, the officer advanced $538 through payment of certain overdue payables of the Company. The Company has continued to accrue interest and at June 30, 1998, the Company owed $18,884.

  During May, 1998 a controlling shareholder of the Company advanced $3,000 to provide the necessary funds for certain administrative expenses. The loan is non-interest bearing and is due on demand. The officer has agreed to accept unregistered common stock issued at par value ($.001) as repayment for the advance. The Company currently has only 50,000,000 shares authorized and cannot issue another 3,000,000 shares until the capital structure of the Company has been changed to allow for the issuance. The Company is considering accomplishing the change either through amending the articles of incorporation to allow for over 50,000,000 shares or through a reverse split of the outstanding common stock.


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

       Liquidity and Capital Resources

  At June 30, 1998 and 1997 the Company's assets consisted of cash in the amount of $2,373 and $3,779 respectively, from the issuance of common stock, from advances from the Company's former parent corporation and proceeds from private placements of 43,000,000 shares of common stock for $43,000 and advances in the amount of $3,000 from the controlling shareholder. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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