Form 10QSB
period 1998-09-30
CAPITAL GROWTH INC
filed 1999-07-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                           _____________________
                                FORM 10-QSB
                           _____________________

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                     Commission file number 33-24138-D
                           _____________________


                           CAPITAL GROWTH, INC.
        (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                       Nevada                       87-0463772
       (State of other jurisdiction of            (I.R.S. employer
       incorporation or organization)             identification No.)


                  55 West 200 South, Provo, Utah  84601
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

Common Stock outstanding at September 30, 1998 - 48,000,000 shares of $.001 par value Common Stock.

NOTE:  Page 1 of 9 sequentially numbered pages.


PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS
                                [Unaudited]

                                  ASSETS

                                                  September 30,  December 31,
                                                     1998            1997
                                                  ___________    ___________
CURRENT ASSETS:
       Cash in bank                              $      3,372       $  996
                                                  ___________    ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                    15           850

       Payable to related party                        36,575        30,898
                                                  ___________   ___________

        Total Liabilities                              36,590        31,748
                                                  ___________   ___________

STOCKHOLDERS' EQUITY:
       Preferred stock                                     -            -
       Common stock48,000                              48,000
       Capital in excess of par value                  18,102        18,102
       Deficit accumulated during the development stage(99,320)    (96,854)
                                                  ___________   ___________

        Total Stockholders' Equity                   (33,218)      (30,752)
                                                  ___________   ___________

        Total Liabilities and Stockholders' Equity   $  3,372    $      996
                                                  ___________   ___________





              The accompanying notes are an integral part of
                        these financial statements

   NOTE:  The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.


                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                [Unaudited]


                               For The Three     For the Nine  From Inception
                                Months Ended     Months Ended  on March 28,
                                September 30,    September 30, 1988 Through
                 _____________________________________________September 30,
                                 1998    1997    1998    1997      1998
                          __________________________________________________

REVENUE:
       Interest income           $  -  $    -  $    -  $    -    $2,471
                          __________________ __________________________


EXPENSES:
       General and adminsitrative 560     564   1,715   2,611    33,386
       Amortization                 -       -       -       -     2,136
       Professional fees                    -       -     750     2,403
       65,669
                          _____________________________________________
        Total Expenses            560     564   2,465   5,014   101,191
                          _____________________________________________

LOSS BEFORE INCOME TAXES        (560)    (564)(2,465) (5,014)  (98,720)


INCOME TAXES CURRENT                -       -   (100)   (100)     (600)
                          _____________________________________________
NET LOSS                 $      (560)   $(564) $(2,565)$(5,114)$(99,320)
                          _____________________________________________


LOSS PER SHARE           $ (.00)       $  (.00)$  (.00)$  (.00)$   (.01)
                          _____________________________________________











              The accompanying notes are an integral part of
                        these financial statements


                           CAPITAL GROWTH, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                [Unaudited]



                                              For the Nine     From Inception
                                              Months Ended      on March 28,
                                              September 30,     1988 Through
                                  _____________________________ September 30,
                                              1998      1997        1998
                                        ____________________________________
CASH FLOWS TO OPERATING ACTIVITIES:
       Net income (loss)                    $(2,465) $(5,114)   $(99,320)
                                        ____________________________________
       Adjustments to reconcile net income to
         net cash used by operating activities:
        Amortization expense                     -         -       2,136
        Increase in organization costs           -         -      (2,136)

        Changes in assets and liabilities:
          Accounts payable                   (751)         -      10,031
          Income taxes payable                (85)       100         116
                                        ____________________________________
                                             (836)       100      10,146
                                        ____________________________________
           Net Cash Flows to Operating Activities (3,301)(5,014) (89,173)
                                        ____________________________________
CASH FLOWS TO INVESTING ACTIVITIES:
       Proceeds (to) from related entity     5,677     2,215      26,443
                                        ____________________________________
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
       Proceeds from common stock issuance       -     3,500      93,000
       Costs of issuing stock                    -         -     (26,897)
                                        ____________________________________
           Net Cash Flows from (to) Financing
             Activities                          -     3,500 66,102
                                        ____________________________________
NET INCREASE (DECREASE) IN CASH              2,376       701       3,372

CASH AT BEGINNING OF PERIOD                    996       310           -
                                        ____________________________________
CASH AT END OF PERIOD                       $3,372   $ 1,011       $3,372
                                        ____________________________________




              The accompanying notes are an integral part of
                        these financial statements


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the period ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the company for accounting and office expenses. For the three and nine month periods ended September 30, 1998 and 1997, the Company incurred expenses under the agreement of $300 and $900. At January 1, 1996, the company owed $10,132 to an accounting firm whose managing partner was an officer and director of the Company. On January 1, 1996 the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At September 30, 1998 the Company owed to the individual $13,432.

  Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During February, 1997, the officer advanced $538 through payment of certain overdue payables of the Company. The Company has continued to accrue interest and at September 30, 1998, the Company owed $19,143.

  During May and August 1998 the controlling shareholder advanced $4,000 to the Company to provide the necessary funds for certain administative expenses. The loan is non-interest bearing and is due on demand. The officer has agreed to accept unregistered common stock issued at par value ($.001) as repayment for the advance. The Company currently has only 50,000,000 shares authorized and cannot issue another 4,000,000 shares until the capital structure of the Company has been changed to allow for the issuance. The Company is considering accomplishing the change either through amending the articles of incorporation to allow for over 50,000,000 shares or through a reverse split of the outstanding commmon stock.




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


                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

PART I FINANCIAL INFORMATION

      ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 4,600,460 shares being distributed to the shareholders of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1993 the Company issued 35,000,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company. During the years ended December 31, 1995, 1996 and 1997 additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 and $3,500, respectively.

       Liquidity and Capital Resources

  At September 30, 1998 and 1997 the Company's assets consisted of cash in the amounts of $3,372 and $1,011 respectively, from the issuance of common stock, from advances from the Company's former parent corporation and controlling shareholder, and from proceeds from private placements of 43,000,000 shares of common stock for $43,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

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