Form 10KSB
period 1998-12-31
CAPITAL GROWTH INC
filed 1999-07-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998.

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
     Commission File No. 33-24138-D

                          CAPITAL GROWTH, INC.
            (Name of small business issuer in its charter)

          Nevada                               87-0463772
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                     Identification No.)

 55 West 200 North, Provo, Utah                      84601
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code: (801) 377-1758

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

     Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ](not applicable)

     The aggregate market value of the common voting stock held by non-affiliates as of May 31, 1999: Not Determinable.

     Shares outstanding of the Issuer's common stock as of May
31, 1998:  24,500,000 shares.

The issuer had no revenues for the year ended December 31, 1998.

                              PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

     (A)  BUSINESS DEVELOPMENT.

     Capital Growth, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on March 28, 1988. The Issuer was organized to raise capital and to investigate and acquire any suitable asset, property or other business opportunity which management might believe had good business potential. No specific business or industry was predetermined.

     In 1989, the Company registered an offering of Units comprising shares of common stock and warrants. The warrants were subsequently allowed to expire without exercise and are no longer outstanding.

     The Company has no business operations. Other than continue to search for a suitable business acquisition, the Company has been inactive since its formation. In May, 1999, (subsequent to the end of the fiscal year for which this report is filed) the Company reverse split it common stock on a 1 for 20 basis, reducing the total outstanding from 50,000,000 to 2,500,000 shares. Share amounts have been retroactively restated herein to reflect the split. The Company then agreed to issue 22,000,000 post split shares for cash consideration of $44,000. In connection therewith, the sole officer/director resigned and appointed new management.

     (B)  BUSINESS OF THE ISSUER.

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

     It is anticipated that business endeavors will be available to the Company from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business endeavor in which the Company participates. No such finder's or other fees will be paid to any person who is an officer, director, owner of record or, to the knowledge of the Company the owner beneficially of 10% or more of the Company's issued and outstanding stock, unless approval is received by majority vote of disinterested shareholders.

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

ITEM 2.  PROPERTIES.

     The Issuer has no material assets.

OFFICE FACILITIES AND EMPLOYEES

     The Company has no office facilities of its own or employees. The Company uses the offices of the Company's president.

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

     (B)  HOLDERS.

     The approximate number of record holders of the registrant's common stock as of May 31, 1999 was 312.

     (C)  DIVIDENDS.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     The Company is authorized by its certificate of incorporation to issue up to 2,500,000 shares of common stock, $.001 par value.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

     The Company was incorporated March 28, 1988, for the purpose of investing in any and all types of assets, properties, and businesses. In 1989, the Company completed a public stock offering which was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the investigation of potential investments and acquisitions.

       The Company's plan of operation is to pursue a business combination with an existing business operation. The Company presently has no business combination contemplated but intends to seek such a combination.

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

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

     (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

      The current sole director of the registrant, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:

                         YEAR FIRST ELECTED
     NAME           AGE    AS DIRECTOR        POSITION

David N. Nemelka    34   Since May, 1999     President, Secretary
                                             -Treasurer &Director

     David N. Nemelka, founded and has been President of McKinley Capital, a financial consulting firm, since 1994. He worked in brand management for Proctor & Gamble (1993-94) where he developed the marketing plan for a budgeted $20 million new product launch. He received a B.S. degree in business finance from Brigham Young University and his M.B.A. from Wharton Business School at the University of Pennsylvania.

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

     (B) IDENTIFY SIGNIFICANT EMPLOYEES: Same as above.

     (C) FAMILY RELATIONSHIPS: None.

     (D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type described in Section 401(d) of Regulation S-B.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: Not applicable

ITEM 10.  EXECUTIVE COMPENSATION.

     During the last three fiscal years none of the persons then serving as officers or directors individually received any salary, wage or other compensation. $100 per month was accrued for use of office facilities and accounting services, to the accounting firm of the Company's former president. During 1998 and each of the two preceding years a total of $1,200 was accrued pursuant to this arrangement. During the current fiscal year the registrant has no present plans to pay any other compensation to officers or directors.

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

 Name and Address  of BeneficialAmount and Nature   Percent
     Owner       Position with   of Beneficial        of
                    Company        Ownership         Class
David N. Nemelka
                 President,    22,000,000 shares     89.8%
                 Secretary/
                 Treasurer &
                 Director
Robert W. Mann,
Trustee, Robert W.Mann Retirement 2,250,000 shares    9.2%
Trust                          (approx)






All officers and directors as
a group (1 person)                  22,000,000 shares       89.8%

     The foregoing amounts are restated to reflect a 1 for 20 reverse split which the Company effected in May, 1999. The
Company also agreed to issue 22,000,000 shares (after the 1 for 20 reverse split) to Mr. Nemelka, who thereby acquired a controlling interest.

     CHANGES IN CONTROL.

      There are no other arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

     Gary B. Peterson, the former sole officer and director of the Company has granted an option to the Robert W. Mann Retirement Trust, wherein said Trust has the right to purchase 1,000,000 (50,000 post split)shares of the Company's common stock from Mr. Peterson for $50,000 within seven years of March 31, 1993, or within two years of any acquisition by the Company.

      The Company used the offices and various services of the Company's former president. Such services and facilities were provided for a fee of $100 per month.

     Over the past several years, the Company has received advances from its former principal shareholders which are being treated as loans. Such advances or loans are interest-bearing at the rate of 6% per annum and are unsecured. The Company was also indebted for accounting services and use of office facilities to the Company's former president. At December 31, 1998, $35,134 was owed by the Company with respect to these debts.

     In May, 1999 (subsequent to the end of the fiscal year for which this report is filed), the Company agreed to issue
22,000,000 post split shares of common stock to David Nemelka for $44,000 cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
        None

     (b) Reports on Form 8-K.
     The Company filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                              SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL GROWTH, INC.



Date:      June 1, 1998         /s/ David N. Nemelka
                              David N. Nemelka, President,
                              Chief Executive Officer, and
                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:      June  1, 1999        /s/ David N. Nemelka
                                   David N. Nemelka, Director

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non Reporting
Issuers

No annual report or proxy statement has been sent to security holders.

CAPITAL GROWTH, INC.
(A Development Stage Company)
Financial Statements
December 31, 1998 and 1997

                                                         CAPITAL GROWTH, INC.
                                                (A Development Stage Company)
                                                                        Index

-----------------------------------------------------------------------------



                                                                         Page


Independent auditors' report                                              F-1


Balance sheet, December 31, 1998 and 1997                                 F-2


Statement of operations for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception                                        F-3


Statement of stockholders' deficit
from inception through December 31,
1998                                                                      F-4


Statement of cash flows for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception                                        F-6


Notes to financial statements                                             F-7

-----------------------------------------------------------------------------

                                                   INDEPENDENT AUDITORS' REPORT





To the Board of Directors of
Capital Growth, Inc.


We have audited the accompanying balance sheet of Capital Growth, Inc., (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts from March 28, 1988 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth, Inc., (a development stage company) at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended and cumulative amounts from March 28, 1988 (date of inception) in conformity with generally accepted accounting principles.

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


                                                  TANNER+CO.


Salt Lake City,  Utah
April 20, 1999,
except for note 6,
which is dated May 18, 1999


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                                             Balance Sheet

                                                                                              December 31,
-------------------------------------------------------------------------------------------------------------------





              Assets                                                         1998              1997
              ------
                                                                       -----------------------------------
Current assets -
     cash                                                              $             819$              996
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

                                                                       -----------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Related party payables                                            $          35,134$           30,898
     Payables                                                                         15               850
                                                                       -----------------------------------

                  Total current liabilities                                       35,149            31,748
                                                                       -----------------------------------

Stockholders' deficit:
     Common stock; $.001 par value; 50,000,000 shares authorized,  2,500,000 and
       2,400,000 shares issued and outstanding as of December 31, 1998 and 1997,
       respectively                                                                2,500             2,400
     Additional paid-in capital                                                   65,602            63,702
     Accumulated deficit                                                        (102,432)          (96,854)
                                                                       -----------------------------------

                  Total stockholders' deficit                                    (34,330)          (30,752)
                                                                       -----------------------------------

                  Total liabilities and stockholders' deficit          $             819$              996
                                                                       -----------------------------------





-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                          F-2


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Operations

                                                           Years Ended December 31, and Cumulative Amounts
-------------------------------------------------------------------------------------------------------------------





                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                            1998             1997           Inception
                                                     -----------------------------------------------------
Revenue - interest income                            $                 $-               $ -          2,471
                                                     -----------------------------------------------------

Expenses:
     Professional fees                                            3,064            3,153            67,982
     Administrative expenses                                      2,514            3,285            34,185
     Amortization of organization costs                               -                -             2,136
                                                     -----------------------------------------------------

              Total expenses                                      5,578            6,438           104,303
                                                     -----------------------------------------------------

Loss before income taxes                                         (5,578)          (6,438)         (101,832)

Income taxes - current                                                -                -              (600)
                                                     -----------------------------------------------------

Net loss                                             $           (5,578)$          (6,438)$       (102,432)
                                                     -----------------------------------------------------

Loss per share (basic and diluted)                   $             (.00)$           (.00) $          (.00)
                                                     -----------------------------------------------------

Weighted average common shares
  (basic and diluted)                                         2,408,000        2,385,000         1,319,000
                                                     -----------------------------------------------------






-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                          F-3


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                        Statement of Stockholders' Deficit

                                                                          From Inception on March 28, 1988
                                                                                 Through December 31, 1998
-------------------------------------------------------------------------------------------------------------------



                                                                          Additional
                                               Common Stock                 Paid-In        Accumulated
                                    -----------------------------------
                                         Shares            Amount           Capital          Deficit
                                    ----------------------------------------------------------------------

Balance, March 28, 1988                             - $                 $-               $ -

Shares issued to initial stockholder for
cash, August 1988 at $.001 per share          250,000               250           26,016                 -

Net loss for the period ended
December 31, 1988                                   -                 -                -              (649)
                                    ----------------------------------------------------------------------

Balance, December 31, 1988                    250,000               250           26,016              (649)

Offering costs incurred during
1989                                                -                 -           (3,164)                -

Net loss for the year ended
December 31, 1989                                   -                 -                -           (16,406)
                                    ----------------------------------------------------------------------

Balance, December 31, 1989                    250,000               250           22,852           (17,055)

Net loss for the year ended
December 31, 1990                                   -                 -                -           (11,228)
                                    ----------------------------------------------------------------------

Balance, December 31, 1990                    250,000               250           22,852           (28,283)

Net loss for the year ended
December 31, 1991                                   -                 -                -           (13,188)
                                    ----------------------------------------------------------------------

Balance, December 31, 1991                    250,000               250           22,852           (41,471)

Net loss for the year ended
December 31, 1992                                   -                 -                -            (8,448)
                                    ----------------------------------------------------------------------

Balance, December 31, 1992                    250,000               250           22,852           (49,919)

Stock issued in private placement for
cash March 1993 at $.001 per share          1,750,000             1,750           33,250                 -

Net loss for the year ended
December 31, 1993                                   -                 -                -           (14,069)
                                    ----------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                          F-4


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                        Statement of Stockholders' Deficit
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------



                                               Common Stock            Additional Paid-In  Accumulated
                                    -----------------------------------
                                         Shares            Amount           Capital          Deficit
                                    ----------------------------------------------------------------------
Balance, December 31, 1993                  2,000,000             2,000           56,102           (63,988)

Net loss for the year ended
December 31, 1994                                   -                 -                -           (13,550)
                                    ----------------------------------------------------------------------

Balance, December 31, 1994                  2,000,000             2,000           56,102           (77,538)

Stock issued in private placement for
cash September 1995 at $.001 per
share                                         125,000               125            2,375                 -

Net loss for the year ended
December 31, 1995                                   -                 -                -            (8,119)
                                    ----------------------------------------------------------------------

Balance, December 31, 1995                  2,125,000             2,125           58,477           (85,657)

Stock issued in private placement for
cash August 1996 at $.001 per share           100,000               100            1,900                 -

Net loss for the year ended
December 31, 1996                                   -                 -                -            (4,759)
                                    ----------------------------------------------------------------------

Balance, December 31, 1996                  2,225,000             2,225           60,377           (90,416)

Stock issued in private placement for
cash February 1997 at $.001 per
share                                         175,000               175            3,325                 -

Net loss for the year ended
December 31, 1997                                   -                 -                -            (6,438)
                                    ----------------------------------------------------------------------

Balance, December 31, 1997                  2,400,000             2,400           63,702           (96,854)

Stock issued in private placement for
cash  December 1998 at $.001 per
share                                         100,000               100            1,900                 -

Net loss for the year ended
December 31, 1998                                   -                 -                -            (5,578)
                                    ----------------------------------------------------------------------

Balance, December 31, 1998                  2,500,000 $           2,500 $         65,602 $        (102,432)
                                    ----------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                         F-5


                                                                                      CAPITAL GROWTH, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Cash Flows

                                                           Years Ended December 31, and Cumulative Amounts
-------------------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                            1998             1997           Inception
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $          (5,578) $         (6,438) $       (102,432)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Amortization expense                                         -                -             2,136
         Increase in organization costs                               -                -            (2,136)
         (Decrease) increase in
              Payables                                             (835)             850            10,147
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                           (6,413)          (5,588)          (92,285)
                                                     -----------------------------------------------------

Cash flows from investing activities -
     related party payables                                       4,236            2,774            25,002
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       2,000            3,500            95,000
     Public offering costs                                            -                -           (26,898)
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                            2,000            3,500            68,102
                                                     -----------------------------------------------------

Net increase (decrease) in cash                                    (177)             686               819

Cash, beginning of period                                           996              310                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $              819 $            996 $             819
                                                     -----------------------------------------------------






-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                          F-6

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)

                                                 Notes to Financial Statements

                                                    December 31, 1998 and 1997
-------------------------------------------------------------------------------


1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
Organization
The Company was organized under the laws of the state of Nevada on March 28, 1988 and has designated December 31 as its fiscal year end. The Company has not commenced planned principal operations and purposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. Its principal activities since inception have consisted of the offer and sale of common stock and the engagement of legal counsel and other professionals in connection with a proposed public offering of additional common shares. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.


Loss Per Share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding as of December 31, 1998 and 1997, respectively. Common shares issuable upon exercise of stock purchase warrants and stock options are not included in the per share computation when their effect would be antidilutive.


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



-------------------------------------------------------------------------------

                                                         CAPITAL GROWTH, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements
                                                                      Continued

-------------------------------------------------------------------------------



2.   Going
     Concern
The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations, reported a net loss of $5,578 for the year ended December 31, 1998 and as of December 31, 1998, has a stockholders' deficit of $34,330.


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


3.   Income
     Taxes
The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                           Years Ended
                                          December 31,         Cumulative
                                    -------------------------
                                        1998         1997       Amounts
                                    ---------------------------------------

Income tax benefit at statutory
  rate                              $       1,000$      1,000$       33,000
Change in valuation allowance              (1,000)     (1,000)      (33,000)
                                    ---------------------------------------

                                    $         -   $         -  $              -
                                    ---------------------------------------



-------------------------------------------------------------------------------

                                                         CAPITAL GROWTH, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements
                                                                      Continued

-------------------------------------------------------------------------------



3.   Income
     Taxes
     Continued
Deferred tax assets are as follows:


                                  December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Operating loss carryforwards            $           33,000$          32,000
Valuation allowance                                (33,000)         (32,000)
                                        -----------------------------------

                                        $                 $ -                -
                                        -----------------------------------



The Company has net operating loss carryforwards of approximately $100,000, which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


4.   Related
     Party
     Transactions
The Company has agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the year ended December 31, 1998 and 1997, the Company incurred annual expenses under the agreement of $1,200. At December 31, 1998 and 1997, the Company owed $13,732 and $12,532, respectively to the officer.


In addition, the Company has agreed to pay interest expense at 6% to an officer, director, and shareholder of the Company for cash advances. At December 31, 1998 and 1997, the Company owed $19,402 and $18,366, respectively, to the officer.


At December 31, 1998, the Company owed an officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms.


During the years ended December 31, 1998 and 1997, a principal shareholder purchased additional stock for $3,500 and $2,000, respectively.



-------------------------------------------------------------------------------

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued

-------------------------------------------------------------------------------


5.   Supplemental
     Cash Flow
     Information
The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1998 and 1997, and since inception.


6.   Subsequent
     Event
On May 18, 1999, the Company's shareholders approved a 1 for 20 reverse stock split. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number of shares outstanding. In addition, the Company issued 22,000,000 post split shares of common stock for $44,000.

-------------------------------------------------------------------------------