Form 10QSB
period 1999-03-31
CAPITAL GROWTH INC
filed 1999-07-19
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                             Form 10-QSB

           [X]  Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTER ENDED MARCH 31, 1999

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


                     55 WEST 200 NORTH, PROVO, UT 84601
               (Address of principal executive offices)

    Registrant's telephone no., including area code: 801-377-1758

       10 WEST 100 SOUTH, SUITE 450, SALT LAKE CITY, UTAH 84101
               Former name, former address, and former
              fiscal year, if changed since last report.


Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Exchange Act:     None


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X  No___.

Common Stock outstanding at March 31, 1999 - 2,500,000 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

         The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                         CAPITAL GROWTH, INC.
                         [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                                        March 31, 1999      Dec. 31, 1998

CURRENT ASSETS:
     Cash in Bank                  $              819       $       819
       Total Current Assets                       819              819

TOTAL ASSETS                  $            819          $       819


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   March 31, 1999      Dec. 31,1998
CURRENT LIABILITIES:

    Accounts payable                     $        15       $        15
    Note payable                               2,000                  2,000
    Payable to related party                  33,693                 33,134
         TOTAL CURRENT LIABILITIES            35,708                 35,149


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;              2,500                  2,500
      $0.001 par value; 2,500,000
      shares issued and outstanding

     Additional paid-in Capital                 65,602           65,602
     Deficit accumulated during the
       development stage                      (104,991)            (102,432)
          Total Stockholders' Equity         36,889             (34,330)

TOTAL LIABILITIES & EQUITY                 $       819               $    819

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1998 was taken from the  audited financial statements at that date and condensed.

                         CAPITAL GROWTH, INC.
                    [Development Stage Companies]

                  CONDENSED STATEMENTS OF OPERATIONS
                             [Unaudited]



                                  For the Three        From Inception
                                      Months Ended         On March 28, 1998
                                        March 31,           Through March 31,
                               1999          1998           1999


REVENUE                       $    0    $    0         $    2,471
     TOTAL REVENUE            $    0      $    0            $    2,471


EXPENSES
General and Administrative Expenses     $  559    $  574       $  102,167
Amortization of Organization Costs      -         -              2,136
    TOTAL EXPENSES                  $  559   $  574            $  104,303


INCOME FROM OPERATION               ($ 559)     ($ 574)          ( $101,832)

INCOME TAXES CURRENT                    0         0          $    (600)

NET INCOME/LOSS                     ($ 559)   ($574)        $(102,432)

NET LOSS PER SHARE                    (.00)       (.00)          (.00)

WEIGHTED AVERAGE COMMON SHARES
     (BASIC AND DILUTED)    2,408,000    2,385,000          1,319,000


The accompanying notes are an integral part of these financial statements.

                         CAPITAL GROWTH, INC.
                     [Development Stage Company]

                       STATEMENTS OF CASH FLOWS

                             [Unaudited]



                                  For the Three        From Inception
                                      Months Ended         On March 28, 1998
                                        March 31,           Through March 31,
                               1999          1998           1999

CASH FLOWS TO OPERATING ACTIVITIES:
     Net income (loss)              $ (559)  $ (574)        $(102,432)
     Adjustments to reconcile net
      income to net cash used by
      Operating activities:
       Amortization expense             -         -             2,136
       Increase in organization costs    -        -            (2,136)

     Changes in assets and liabilities
       Accounts payable        $  300       (85)          10,147

     NET CASH FLOWS TO
       OPERATING ACTIVITIES         $ (259)     (659)         (92,285)

CASH FLOWS TO INVESTING ACTIVITIES:
     Related Party Payable             259       559           25,002

CASH FLOWS FROM (TO) FINANCING
    ACTIVITIES:
     Proceeds from common stock
     issuance                      -          -           95,000
     Costs of issuing stock             -          -          (26,898)

          Net cash Flows from(to)
          Financing Activities           -          -          68,102

NET INCREASE (DECREASE) IN CASH         0        (100)           819

Cash at Beginning of Period        $  819         996               -

Cash at End of Period              $  819    $    896       $    819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     The Company has not paid any amounts for interest or income taxes during the periods ended March 31, 1999 and 1998.
                         CAPITAL GROWTH, INC.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended March 31, 1999 and 1998, are not necessarily indicative of the operation results for the full year.


NOTE 2 - GOING CONCERN

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations and has a stockholders' deficit of $36,889 as of March 31, 1999.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 - INCOME TAXES

     The Company has net operating loss carryforwards of approximately $100,000, which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the three months ended March 31, 1999 and 1998, the Company incurred expenses under the agreement of $300. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At March 31, 1999, the Company owed $14,032 to the individual.

     Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During February 1997, the officer advanced $538 through payment of certain overdue payables of the Company. The Company has continued to accrue interest and at March 31, 1999, the Company owed
$19,661.

     At December 31, 1998, the Company owed an officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms.

     During March, 1993 the Company issued 1,750,000 restricted shares of its common stock ($.001 par value) upon payment of $35,000 by certain persons who would then have absolute voting control of the Company. During the years ended December 31, 1995 and 1996, and the period ended September 30, 1997, the same shareholders purchased an additional 400,000 shares of common stock at par value $8,000.

     During March 1993, an officer, director and principal shareholder of the Company granted an option wherein the optionee has the right to purchase 50,000 shares of the Company's common stock currently owned by the officer within seven years of the grant of option or within two years of the closing of an acquisition by the Company.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

     The Company has not paid any amounts for interest or income taxes during the periods ended March 31, 1999 and 1998, and since inception.

NOTE 6 - SUBSEQUENT EVENT

     On May 18, 1999, the Company's shareholders approved a 1 for 20 reverse stock split. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number shares outstanding. In addition, the Company issued 22,000,000 post split shares of common stock for $44,000.


ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

                          PLAN OF OPERATION

     The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The initial issuance of the Company's common stock occurred in August, 1988. Such shares are a component of 250,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Initially, each class "A" warrant entitled the holder thereof to purchase one share of common stock at a price of $.20 per share during the period up to and including March 31, 1990. Each class "B" warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share during the period up to and including March 31, 1990. This period has been extended by the Board of Directors for both "A" and "B" warrants to December 31, 1998.

     The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 230,032 shares being distributed to the shareholder of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registration of its securities and the preliminary investigation of potential investments and acquisitions. During March 1994, the Company issued 1,750,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company. During the years ended December 31, 1995, 1996, 1997 and 1998 additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 $3,500, and $2,000 respectively.

                   LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 and 1998 the Company's assets consisted of cash in the amounts of $819 and $896, respectively, from the issuance of 400,000 shares of common stock, at par value, to the controlling shareholder of the Company; from advances made by the Company's former parent corporation and proceeds from a private placement of 1,750,000 shares of common stock for $35,000. The Company has no other resources. At present, the Company is engaged in the search for potential investments or acquisitions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any acquisition.

                        RESULTS OF OPERATIONS
    THREE-MONTHS PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998.

      For the three month period ended March 31, 1999, the Company incurred nominal general and administrative expenses totaling $559 for interest and rent expenses compared to $574 for first quarter 1998. The Company's only operation to date has been the preliminary investigation of potential acquisitions.


PART II - OTHER INFORMATION

ITEM I    LEGAL PROCEEDINGS

          None.

ITEM 2    CHANGE IN SECURITIES

          On May 18, 1999, the Company's shareholders approved a 1 for 20 reverse stock split. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number shares outstanding. In addition, the Company issued 22,000,000 post split shares of common stock for $44,000.

ITEM 3    DEFAULTS ON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

          None.
ITEM 5    OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.


     (B)  REPORTS ON FORM 8-K;

                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         CAPITAL GROWTH, INC.

Date: 7/9/99                  By /s/ David N. Nemelka
                              David N. Nemelka
                                   President and Chief Executive Officer