Form 10-Q
period 1999-06-30
CAPITAL GROWTH INC
filed 1999-08-17
CIK 839441

U.S. Securities and Exchange Commission
                            Washington D.C. 20549

                                Form 10-QSB

               [X]  Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934.

                      For the Quarter Ended June 30, 1999

                                    OR

        [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       Commission file number 33-24138-D

                            Capital Growth, Inc.
        (name of small business issuer as specified in its charter)

                  Nevada                         87-0463772
       -----------------------------         ------------------
      (State of other jurisdiction of         (I.R.S. employer
       incorporation or organization)        identification No.)


                     55 West 200 North, Provo, UT 84601
             (Address of principal executive offices)

  Registrant's telephone no., including area code: 801-377-1758

                               N/A
             Former name, former address, and former
            fiscal year, if changed since last report.


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

Common Stock outstanding at June 30, 1999 - 24,500,000 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the fi-nancial condition of the Registrant.

                            Capital Growth, Inc.
                         [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                                   June 30, 1999       Dec. 31, 1998
                                  --------------      ---------------
CURRENT ASSETS:
     Cash in Bank                  $    44,278         $       819
       Total Current Assets             44,278                 819

TOTAL ASSETS:                      $    44,278         $       819


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   June 30, 1999        Dec. 31,1998
                                  ---------------      --------------
CURRENT LIABILITIES:

    Accounts payable               $     4,640         $        15
    Note payable                         2,000               2,000
    Payable to related party            34,081              33,134
         Total Current Liabilities      40,721              35,149

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized
    50,000,000 shares at $0.001
    par value; $0.001 par value;        24,500               2,500
    2,500,000 shares issued and
    outstanding

     Additional paid-in Capital         87,602              65,602
     Deficit accumulated during the
       development stage              (108,545)           (102,432)
         Total Stockholders' Equity      3,557             (34,330)
                                    ------------         ------------
TOTAL LIABILITIES & EQUITY          $   44,278             $   819

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

                              Capital Growth, Inc.
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]



                                  For the Three        From Inception
                                  Months Ended         On March 28, 1988
                                    June 30,            Through June 30,
                               1999          1998           1999
                             -------       -------     ------------------

REVENUE                       $    0      $    0         $    2,471
                              ------      ------         ----------
     Total Revenue            $    0      $    0         $    2,471


EXPENSES
General and Administrative    $5,554      $1,331         $  108,280
Amortization of Organ. Costs       -           -              2,136
                              ------      ------         ----------
    Total Expenses            $5,554      $1,331         $  110,416

INCOME FROM OPERATION        ($5,554)    ($1,331)        ($ 107,945)

INCOME TAXES CURRENT               0           0         $     (600)

NET INCOME/LOSS              ($5,554)    ($1,331)        $ (108,545)

NET LOSS PER SHARE              (.00)       (.00)              (.00)

  The accompanying notes are an integral part of these financial statements.

                                   Capital Growth, Inc.
                              [Development Stage Companies]

                            CONDENSED STATEMENTS OF OPERATIONS
                                        [Unaudited]

                                        For the Six         From Inception
                                       Months Ended       On March 28, 1988
                                         June 30,          Through June 30,
                                    1999          1998           1999
                                  --------      -------   ------------------

REVENUE                           $    0         $    0     $    2,471
                                 --------        ------    ------------
     Total Revenue                $    0         $    0     $    2,471


EXPENSES
General and Administrative        $6,113         $1,905     $  108,280
Amortization of Organ. Costs           -              -          2,136
                                 --------        ------     -----------
    Total Expenses                $6,113         $1,905     $  110,416

INCOME FROM OPERATION            ($6,113)       ($1,905)   ($  107,945)

INCOME TAXES CURRENT                   0              0     $     (600)

NET INCOME/LOSS                  ($6,113)       ($1,905)    $ (108,545)

NET LOSS PER SHARES                 (.00)          (.00)          (.00)

 The accompanying notes are an integral part of these financial statements.

                             Capital Growth, Inc.
                         [Development Stage Company]

                          STATEMENTS OF CASH FLOWS

                               [Unaudited]



                                        For the Six          From Inception
                                        Months Ended        On March 28, 1988
                                          June 30,           Through June 30,
                                       1999       1998            1999
                                      ------     ------     -----------------
Cash Flows to Operating Activities:
     Net income (loss)              $ (6,113)   $(1,905)       $(108,545)
     Adjustments to reconcile net
      income to net cash used by
      Operating activities:
       Amortization expense                -          -            2,136
       Increase in organization costs      -          -           (2,136)

     Changes in assets and liabilities
       Accounts payable             $  4,925    $  (835)          15,331

     Net Cash Flows to
       Operating Activities         $ (1,188)   $(2,740)         (93,214)

Cash Flows to Investing Activities:
     Related Party Payable               647      4,117           25,390

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
     issuance                         44,000         -           139,000
     Costs of issuing stock                -         -           (26,898)

          Net cash Flows from(to)
          Financing Activities             -         -           112,102

Net Increase (Decrease) in Cash       43,459      1,377           44,278
                                     -------     -------         --------
Cash at Beginning of Period          $   819        996                -

Cash at End of Period                $44,278   $  2,373        $  44,278

Supplemental Disclosure of Cash Flow Information:

     The Company has not paid any amounts for interest or income taxes during the periods ended June 30, 1999 and 1998.

                              Capital Growth, Inc.
                        [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) neces-sary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financiaL statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended June 30, 1999 and 1998, are not necessarily indicative of the operation results for the full year.

NOTE 2 - Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Com-pany has had no revenues from operations and has a stockholders' equity of $3,557 as of June 30, 1999.

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

NOTE 4 - Related Party Transactions

     Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office ex-penses. For the six months ended June 30, 1999 and 1998, the Company incurred expenses under the agreement of $300 and $600 respectively. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an of-ficer and director of the company. On January 1, 1996, the officer terminated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At June 30, 1999, the Company owed $14,226 to the individual.

     Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During Feb-ruary 1997, the officer advanced $538 through payment of certain overdue pay-ables of the Company. The Company has continued to accrue interest and at June 30, 1999, the Company owed $19,855.

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

     During March 1993, an officer, director and principal shareholder of the Company granted an option wherein the optionee has the right to purchase 50,000 shares of the Company's common stock currently owned by the officer within seven years of the grant of option or within two years of the closing of an acquisi-tion by the Company.

NOTE 5 - Supplemental Cash Flow Information

     The Company has not paid any amounts for interest or income taxes during the periods ended June 30, 1999 and 1998, and since inception.

NOTE 6 - Subsequent Event

     On May 18, 1999, the Company's shareholders approved a 1 for 20 reverse stock split. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased num-ber shares outstanding. In addition, the Company issued 22,000,000 post split shares of common stock for $44,000.

ITEM 2.

         Management's Discussion and Analysis of Financial Condition
                         And Results of Operations

                             Plan of Operation

     The Company was incorporated March 28, 1988 for the purpose of investing in any and all types of assets, properties, and businesses. The initial issuance of the Company's common stock occurred in August, 1988. Such shares are a com-ponent of 250,000 units issued. Each unit consists of one (1) share of the aforementioned common stock and two (2) warrants to purchase shares of common stock. Initially, each class "A" warrant entitled the holder thereof to pur-chase one share of common stock at a price of $.20 per share during the period up to and including March 31, 1990. Each class "B" warrant entitles the holder thereof to purchase one share of common stock at a price of $.30 per share dur-ing the period up to and including March 31, 1990. This period was extended by the Board of Directors for both "A" and "B" warrants to December 31, 1998.

     The Company has completed a public stock distribution on behalf of its sole shareholder, Data Growth, Inc. with 230,032 shares being distributed to the shareholder of Data Growth, Inc. Distribution expenses of $26,898 were offset against the amount paid by Data Growth, Inc. for the stock. The distribution was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation, the registra-tion of its securities and the preliminary investigation of potential invest-ments and acquisitions. During March 1994, the Company issued 1,750,000 shares of common stock for $35,000 ($.001 per share). The persons who purchased the stock also acquired absolute voting control of the Company. During the years ended December 31, 1995, 1996, 1997 and 1998 additional shares of stock were purchased by the same persons at par value for $2,000, $2,500 $3,500, and $2,000 respectively.

                       Liquidity and Capital Resources

     At June 30, 1999 and 1998 the Company's assets consisted of cash in the amounts of $44,278 and $896, respectively, from the issuance of 400,000 shares of common stock, at par value, to the controlling shareholder of the Company; from advances made by the Company's former parent corporation; proceeds from a private placement of 1,705,000 shares of common stock for $35,000 and 22,000,000 for cash consideration of $44,000. The Company has no other resources. At pre-sent, the Company is engaged in the search for potential investments or acquisi-tions of private companies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly dif-ferent subsequent to the consummation of any acquisition.

                           Results of Operations
        Six-months periods ended June 30, 1999 and June 30, 1998.

      For the three month period ended June 30, 1999, the Company incurred nom-inal general and administrative expenses totaling $6,113 for legal and account-ing fees compared to $1,095 for the first half of 1998 which was primarily rent and interest expenses. The Company's only operation to date has been the prelim-inary investigation of potential acquisitions.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          None.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.

     (B)  Reports on Form 8-K;

          Report dated July 19, 1999; Incorporated herein by reference.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Capital Growth, Inc.

Date: 8/16/99                 By /s/ David N. Nemelka
                              -----------------------
                              David N. Nemelka
                              President and Chief Executive Officer