Form 10-Q
period 1999-09-30
CAPITAL GROWTH INC
filed 1999-11-15
CIK 839441

U.S. Securities and Exchange Commission
                            Washington D.C. 20549

                                Form 10-QSB

               [X]  Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934.

                    For the Quarter Ended September 30, 1999

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

Common Stock outstanding at November 12, 1999 - 24,500,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS
                              September 30, 1999       Dec. 31, 1998
                              ------------------      ---------------
CURRENT ASSETS:
     Cash in Bank                  $     4,857         $       819
       Total Current Assets              4,857                 819

TOTAL ASSETS:                      $     4,857         $       819


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                               September 30, 1999        Dec. 31,1998
                               ------------------      --------------
CURRENT LIABILITIES:

    Accounts payable               $       792         $        15
    Note payable                         2,000               2,000
    Payable to related party                 0              33,134
                                        -------            --------
         Total Current Liabilities       2,792              35,149

STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized
    50,000,000 shares at $0.001
    par value; $0.001 par value;        24,500               2,500
    2,500,000 shares issued and
    outstanding

     Additional paid-in Capital         87,602              65,602
     Deficit accumulated during the
       development stage              (110,037)           (102,432)
         Total Stockholders' Equity      2,065             (34,330)
                                    ------------         ------------
TOTAL LIABILITIES & EQUITY          $    4,857             $   819

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

                              Capital Growth, Inc.
                         [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]



                                  For the Three         From Inception
                                  Months Ended         On March 28, 1988
                                   September 30,     Through September 30,
                               1999          1998             1999
                             -------       -------     ------------------

REVENUE                       $    0      $    0         $    2,471
                              ------      ------         ----------
     Total Revenue            $    0      $    0         $    2,471


EXPENSES
General and Administrative    $1,492      $  560         $  109,772
Amortization of Organ. Costs       -           -              2,136
                              ------      ------         ----------
    Total Expenses            $1,492      $  560         $  111,908

INCOME FROM OPERATION        ($1,492)    ($  560)        ($ 111,908)

INCOME TAXES CURRENT               0           0         $     (600)

NET INCOME/LOSS              ($1,492)    ($  560)        $ (110,037)

NET LOSS PER SHARE              (.00)       (.00)              (.00)

  The accompanying notes are an integral part of these financial statements.

                                   Capital Growth, Inc.
                              [Development Stage Companies]

                            CONDENSED STATEMENTS OF OPERATIONS
                                        [Unaudited]

                                        For the Nine         From Inception
                                        Months Ended       On March 28, 1988
                                        September 30,     Through September 30,
                                    1999          1998           1999
                                  --------      -------   ------------------

REVENUE                           $    0         $    0     $    2,471
                                 --------        ------    ------------
     Total Revenue                $    0         $    0     $    2,471


EXPENSES
General and Administrative        $7,605         $2,465     $  109,772
Amortization of Organ. Costs           -              -          2,136
                                 --------        ------     -----------
    Total Expenses                $7,605         $2,465     $  111,908

INCOME FROM OPERATION            ($7,605)       ($2,465)   ($  111,908)

INCOME TAXES CURRENT                   0              0     $     (600)

NET INCOME/LOSS                  ($7,605)       ($2,465)    $ (110,037)

NET LOSS PER SHARES                 (.00)          (.00)          (.00)

 The accompanying notes are an integral part of these financial statements.

                             Capital Growth, Inc.
                         [Development Stage Company]

                          STATEMENTS OF CASH FLOWS

                               [Unaudited]



                                        For the Nine          From Inception
                                        Months Ended        On March 28, 1988
                                        September 30,      Through September 30,
                                       1999       1998            1999
                                      ------     ------     -----------------
Cash Flows to Operating Activities:
     Net income (loss)              $ (7,605)   $(2,465)       $(110,,037)
     Adjustments to reconcile net
      income to net cash used by
      Operating activities:
       Amortization expense                -          -            2,136
       Increase in organization costs      -          -           (2,136)

     Changes in assets and liabilities
       Accounts payable             $(33,004)    $  (836)          22,598

     Net Cash Flows to
       Operating Activities         $(40,609)    $(3,301)        (132,635)
                                   ----------    ---------       ---------

Cash Flows to Investing Activities:
     Related Party Payable               647       5,677           25,390

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
     issuance                         44,000         -            139,000
     Costs of issuing stock                -         -            (26,898)

          Net cash Flows from(to)
          Financing Activities             -         -            112,102
                                    ---------     ---------     ---------

Net Increase (Decrease) in Cash        4,038       2,376            4,857
                                     -------     -------         --------
Cash at Beginning of Period          $   819        996                -

Cash at End of Period                $ 4,857   $   3,372         $  4,857


                              Capital Growth, Inc.
                        [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) neces-sary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financiaL statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1998, audited financial statements. The results of operations for the period ended September 30, 1999 and 1998, are not necessarily indicative of the operation results for the full year.

NOTE 2 - Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Com-pany has had no revenues from operations and has a stockholders' equity of $2,065 as of September 30, 1999.

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

NOTE 4 - Common Stock

     The Company issued 250,000 common shares in Agust 1998 for cash considera-tion of $26,266. During March of 1994, the Company issued 1,750,000 shares of common stock for $35,000 at a par value of $.001 per share. One hundred twenty-five thousand common shares were issued in September 1995 for $2,500. In August 1996, the Company issued 100,000 common shares for $2,000 and 175,000 common shares for $3,500 cash in February 1997. During December 1998, 100,000 common shares were issued to private individuals for $2,000. The Company reverse split its common stock on a 1 for 20 basis in May of 1999. (All share amounts have been retroactively restated herein to reflect the split.) The Company then issued 22,000,000 common shares for cash consideration of $44,000.

NOTE 5 - Related Party Transactions

     Commencing January 1, 1996, the Company agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office ex-penses. For the nine months ended September 30, 1999 and 1998, the Company in-cured expenses under the agreement of $300 and $900 respectively. At January 1, 1996, the Company owed $10,132 to an accounting firm whose managing partner was an officer and director of the company. On January 1, 1996, the officer termin-ated his employment with the accounting firm and at the time of termination the firm agreed to transfer the outstanding obligation to the officer. At September 30, 1999, the Company had settled all debts to the individual.

     Starting in July 1994, the Company agreed to pay interest expense to its former parent company, Data Growth, Inc. The loans, on which interest was charged, were advanced to the Company by its former parent during the years 1990 through 1993. On September 17, 1996, the amount owing to the former parent was transferred to an officer, director and shareholder of the Company. During Feb-ruary 1997, the officer advanced $538 through payment of certain overdue pay-ables of the Company. The Company has continued to accrue interest and at September 30, 1999, the Company had settled all debts to the individual.

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

NOTE 6 - Supplemental Cash Flow Information

     The Company paid $19,855 for interest during the period ending September 30, 1999. No income taxes were paid during the periods ended September 30, 1999 and 1998, and since inception.

NOTE 8 - "Year 2000"

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its opera-tions. However, the possibility exists that the Company may merge with or ac-quire a business that will be negatively affected by the "Year 2000" problem. The effect of such problem or the Company in the future cannot be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

NOTE 7 - Subsequent Event

     None.

ITEM 2.

         Management's Discussion and Analysis of Financial Condition
                         And Results of Operations

                             Plan of Operation

     The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investi-gating any potential business venture, which the Company expects to pay from advances from management.

                       Liquidity and Capital Resources

     At September 30, 1999 and 1998 the Company's assets consisted of cash in the amounts of $4,857 and $896, respectively, from the issuance of 400,000 shares of common stock, at par value, to the controlling shareholder of the Company; from advances made by the Company's former parent corporation; proceeds from a private placement of 1,705,000 shares of common stock for $35,000 and 22,000,000 for cash consideration of $44,000. The Company has no other re-sources. At present, the Company is engaged in the search for potential invest-ments or acquisitions of private companies. Management believes that any acqui-sition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be sig-nificantly different subsequent to the consummation of any acquisition.

                           Results of Operations
        Nine-month periods ended September 30, 1999 and September 30, 1998.

      For the nine-month period ended September 30, 1999, the Company incurred nominal general and administrative expenses totaling $7,605 for legal and ac-counting fees compared to $2,465 for the respective period of 1998 which was primarily rent and interest expenses. The Company's only operation to date has been the preliminary investigation of potential acquisitions.

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

          None.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Capital Growth, Inc.

Date: 11/12/99                By /s/ David N. Nemelka
                              -----------------------
                              David N. Nemelka
                              President and Chief Executive Officer