Form 10KSB
period 1999-12-31
CAPITAL GROWTH INC
filed 2000-04-17
CIK 839441

                   	U.S. SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C.  20549

                                  	FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
             For the fiscal year ended December 31, 1999.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                            	55 West 200 North, Provo Utah
                      	(Address of principal executive offices)
	                                       84601
                                    	(Zip Code)

                                  	(801) 377-1758
              	(Registrant's telephone number, including area code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation 8-B is not contained herein and will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form [ ] (not applicable)

The aggregate market value of the common voting stock held by non-affiliates as of April 14, 2000: $4,569,536

Shares outstanding of the Issuer's common stock as of April 14, 2000:
24,500,000 shares.

The issuer had no revenues for the year ended December 31, 1999.

                                 PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

(A) BUSINESS DEVELOPMENT.

    Capital Growth, Inc. (the "Issuer" or "Company"), was incorporated under the laws of the State of Nevada on March 28, 1988.

   	In 1989, the Company registered with the Securities Exchange Commission on Form S-18 an offering of Units comprising shares of common stock and warrants.
The warrants were subsequently allowed to expire without exercise and are no longer outstanding.

   	The Company has no present business operations. In May, 1999, the Company reverse split its common stock on a 1 for 20 basis, reducing the total outstanding from 50,000,000 to 2,500,000 shares. Share amounts have been retroactively restated herein to reflect the split. The Company then agreed to issue 22,000,000 post-split shares for cash consideration of $44,000. In connection therewith, the sole officer/director resigned and appointed new management.

(B) BUSINESS OF THE ISSUER.

   	None; However the Company has signed a letter of intent with Imagenetix, Inc. on March 15, 2000, pertaining to a stock for stock exchange. All related information is incorporated herein by reference that has been filed with the Securties Exchange Commission on Form 8K dated March 23,2000.

ITEM 2.  PROPERTIES.

   	The Issuer has no material assets.

OFFICE FACILITIES AND EMPLOYEES

   	The Company has no office facilities of its own or employees.


ITEM 3.  LEGAL PROCEEDINGS.

   	There are not currently any material pending legal proceedings, to which the Company is a party or of which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   	No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this Report.

                               	PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    	(A) MARKET INFORMATION.

    	The registrant's common stock did not trade actively during the fiscal year ended 1999, however the common stock is eligible for quotation on the electronic bulletin board under the symbol CGTH.

    	(B) HOLDERS.

    	The approximate number of record holders of the Company's common stock as of April 14, 2000, was 306.

    	(C) DIVIDENDS.

    	The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

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

    	All shares of stock, when issued, will be fully-paid and nonassessable. All shares are equal to each other with respect to voting, liquidation and dividend rights. Holders of shares of common stock are entitled to one vote for each share they own at any stockholders' meeting. Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation together with the Amendments thereto and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of common stock. The common stock of the Company does not have cumulative voting rights which means that the holders of more than 50% of the shares voting for the election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than 50% will not be able to elect any directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    	The Company was incorporated March 28, 1988, for the purpose of investing in any and all types of assets, properties, and businesses. In
1989, the Company completed a public stock offering which was registered on Form S-18 with the Securities and Exchange Commission. The Company's only business activity, to date, has been its formation and the registration of its.

    	The Company's plan of operation is to formulate a business plan or design for operation.

ITEM 7.  FINANCIAL STATEMENTS.

    	See attached financial statements: Balance Sheet as of December 31, 1999 and 1998; Statement of Operation for the years ended December 31, 1999 and 1998 and cumulative amounts since inception; Statement of Stockholder's equity from inception through December 31, 1998 and Statement of Cash flows for the years ended December 31, 1998 and 1997 and cumulative amounts since inception.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    	During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Company, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                 	PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

    	(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

    	The current sole director of the Company, who will serve until the next annual meeting, or until his successors are elected or appointed and qualified, is set forth below:

NAME               AGE                YEAR FIRST            POSITION
                                      ELECTED AS
                                      DIRECTOR
David N. Nemelka   35                 Since May, 1999       President,
                                                            Secretary-
                                                            Treasurer &
                                                            Director


Business Experience

     From August 1994 until present David N. Nemelka has owned and operated McKinley Capital, a financial consulting business. He is presently the CEO of One World Online.com, Inc. From June 1993 to July 1994 Mr. Nemelka was an Assistant Brand manager for Proctor & Gamble (1993-94) where he developed the marketing plan for a budgeted $20 million new product launch. He received a B.S. degree in business finance from Brigham Young University and his M.B.A. from Wharton Business School at the University of Pennsylvania.

    	(B) IDENTIFY SIGNIFICANT EMPLOYEES:
     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

    	(C) FAMILY RELATIONSHIPS: None.

    	(D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    	None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type described in Section 401(d) of Regulation S-B.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT: Not applicable

ITEM 10.  EXECUTIVE COMPENSATION.

    	During the last four fiscal years none of the persons then serving as officers or directors individually received any salary, wage or other compensation. $100 per month was accrued for use of office facilities and accounting services, to the accounting firm of the Company's former president. During 1998 and each of the two preceding years a total of $1,200 was accrued pursuant to this arrangement. During the current fiscal year the Company has no present plans to pay any other compensation to officers of directors.

    	There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the registrant.

Item 11.  Executive Compensation

    	The Company has not paid compensation to any of its officers or directors.

                         SUMMARY COMPENSATION TABLE

______________________________________________________________________________
                       					Annual Compensation		        Long-term
										                                               Awards
______________________________________________________________________________
Name and		         Salary   Bonus	        Other	    Restricted    Securities
Principal 		       Annual		               Annual    Stock Awards    Under
Position					                          Compensation		 	            Option
______________________________________________________________________________
David N. Nemelka	  $ 	0	     0		          	0		           0		          0
President and Chief
Executive Officer
(5/99 - present)

______________________________________________________________________________

Compensation of Directors.

    	There are no standard arrangement pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

    	There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.


SECTION 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

    	The following table sets forth the beneficial stock ownership of all persons known by the registrant to own more than 5% of the outstanding common stock, and the officers and directors, both individually and as a group as of April 14, 2000.

                         					Number of Shares		          	Percentage
Name and Address			           Beneficially Owned		         Of Class (1)

David N. Nemelka*			             22,082,256		                   91%
2662 Stonebury Loop Rd.
Springville, UT 84663

*Owned or controlled by David N. Nemelka or his affiliated entities.

    	The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

					                         Number of Shares			           Percentage of
Name and Address			           Beneficially Owned		          Class (1)

David N. Nemelka				              22,082,256			                  91%
2662 Stonebury Loop Rd.
Springville, UT 84663

All directors and executive
officers as a group
(1 person)					                   22,082,256			                   91%

CHANGES IN CONTROL.

    	The Company entered into a letter of intent with Imaginetix on March 17, 2000, which items should be completed by the middle of May 2000. All related information was filed on a Form 8-k on March 23, 2000, incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

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

    	In May, 1999, 22,000,000 post split shares of common stock were issued to Boulder Family Partnership, Ltd. for $44,000 cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a) Exhibits.

     		27.01		             Financial Data				            Filed Herewith

	(b) Reports on Form 8-K.

    	The Company filed an Form 8-K on March 23, 2000 which is incorporated herein by reference.

SIGNATURES

    	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                	CAPITAL GROWTH, INC.

Date:	April 14, 2000		            /s/ David N. Nemelka
                        				David N. Nemelka, President,
                        				Chief Executive Officer, and
                        				Chief Financial Officer

    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2000	            	/s/ David N. Nemelka
                        				David N. Nemelka, Director

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting annual report or proxy statement has been sent to security holders.

	CAPITAL GROWTH, INC.
(A Development Stage Company)
	Index

______________________________________________________________________________
                                                                  	Page

Independent auditors' report                                       	F-2

Balance sheet, December 31, 1999 and 1998	                          F-3

Statement of operations for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception	                                 F-4

Statement of stockholders' equity
from inception through December 31,
1998                                                                F-5

Statement of cash flows for the years
ended December 31, 1998 and 1997 and
cumulative amounts since inception                                  F-7

Notes to financial statements	                                      F-8

______________________________________________________________________________

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Capital Growth, Inc.

We have audited the accompanying balance sheet of Capital Growth, Inc., (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts from March 28, 1988 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opnion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth, Inc., (a development stage company) at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and cumulative amounts from March 28, 1988 (date of inception) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          						TANNER & CO.

Salt Lake City, Utah
March 3, 2000

                                                          	CAPITAL GROWTH, INC.
                                                 	(A Development Stage Company)
                                                                	Balance Sheet
                                                                  	December 31,

         		Assets		                      			        1999		        1998

Current assets - cash					                    $    5,229     $     819
______________________________________________________________________________

		Liabilities and Stockholders' Deficit
Current liabilities:
   Related party payables				                 $    2,000     $  35,134
   Payables				       		                           2,846	           15
                                     								 ___________     __________
			Total current liabilities                       4,846	       35,149

Stockholders' deficit:
   Common stock; $.001 par value; 50,000,000
    shares authorized, 24,500,000 and 2,500,000
    shares issued and outstanding as of
    December 31, 1999 and 1998, respectively      24,500	       2,500
   Additional paid-in capital 			                 87,602       65,602
   Accumulated deficit		 	                      (111,719)    (102,432)
                                      							 ___________     __________
	Total stockholders' deficit	                        383	     (34,330)
                                      							 ___________     __________
	Total liabilities and stockholders'	         $    5,229     $    819
		equity



______________________________________________________________________________

See accompanying notes to financial statements.

                                                          CAPITAL GROWTH, INC.
                                                	(A Development Stage Company)
                                                     	Statement of Operations
                              	Years Ended December 31 and Cumulative Amounts
______________________________________________________________________________
                                                       											 Cumulative
                                        								1999	     1998	    Amounts
                                   							____________________________________

                                       								  _         _            2,471
Revenue - interest income			               $           $           $_________

Expenses:
	Professional fees				                         4,923      3,064	       72,905
	Administrative expenses		                   		4,364	     2,514        38,549
	Amortization of organization costs		            _	        _            2,136
                                  							  $---------- $--------   $_________
			Total expenses	                           		9,287	     5,578       113,590
                                  							  $---------- $--------   $_________
 Loss before income taxes		             	     (9,287)    (5,578)     (111,119)

Income taxes - current		                    			  _         _             (600)
                                  							  $---------- $--------   $_________
 Net loss	                          					  $  (9,287)    (5,578)     (111,719)

Loss per share (basic and diluted)		       $    (.00)  $   (.00)   $     (.00)
                                  							  $---------- $--------   $_________
Weighted average common shares
	(basic and diluted)	                   		 13,875,000	  2,408,000	  2,445,000


______________________________________________________________________________

See accompanying notes to financial statements.	F-4

                                                          CAPITAL GROWTH, INC.
                                                	(A Development Stage Company)
                                             	Statement of Stockholders Equity

            	From March 28, 1988 <Date of Inception> Through December 31, 1999

______________________________________________________________________________
			                                             						  Additional
                              						     Common  Stock	    Paid-In  Accumulated
                               						   Shares	   Amount   Capital     Deficit
                               						__________________________________________
Balance, March 28, 1988			                _    $    _    $    _     $     _

Shares issued to initial
stockholder for case, August
1988 at $.001 per share	              250,000	    250      26,016         _

Net loss for the period ended
December 31, 1988			                	     -	        -         -        (649)
                               						__________________________________________

Balance, December 31, 1988		          250,000     250      26,016      (649)

Offering costs incurred during
1989		                                    -	        -      (3,164)        _

Net loss for the year ended
December 31, 1989		                		     -         -         -     (16,406)
			                               			__________________________________________

Balance, December 31, 1989		          250,000	    250         -     (17,055)

Net loss for the year ended
December 31, 1990	                			     -	        -         -     (11,228)
                               						__________________________________________

Balance, December 31, 1990		          250,000	    250      22,852   (28,283)

Net loss for the year ended
December 31, 1991				                     -	        -         -     (13,188)
	                                				__________________________________________

Balance, December 31, 1991	           250,000	    250      22,852   (41,471)

Net loss for the year ended
December 31, 1992		                		     -         -         -      (8,448)
                               						__________________________________________

Balance, December 31, 1992		          250,000     250      22,852   (49,919)

Stock issued in private placement
for cash March 1993 at $.001 per
share	                         				 1,750,000	  1,750      33,250        -

                                                          	CAPITAL GROWTH, INC.
                                                 	(A Development Stage Company)
                                              	Statement of Stockholders Equity
                                                                     	Continued
______________________________________________________________________________
                                              									  Additional
                               						     Common  Stock	   Paid-In  Accumulated
                               						   Shares	    Amount  Capital     Deficit
                               						__________________________________________
Net loss for the year ended
December 31, 1993				                      -		         -        -     (14,069)
                              				 		__________________________________________
Balance, December 31, 1993		          2,000,000      2,000   56,102   (63,988)

Net loss for the year
ended December 31, 1994			                 -           -        -     (13,550)
                               						__________________________________________
Balance, December 31, 1994		          2,000,000      2,000   56,102   (77,538)

Stock issued in private placement
for cash September 1995 at $.001
per share		                        			  125,000	       125	   2,375       -

Net loss for the year ended
December 31, 1995	                 			     -	           -        -     (8,119)
                               						__________________________________________

Balance, December 31, 1995	          	2,125,000	     2,125   58,477   (85,657)

Stock issued in private placement
for cash August 1996 at $.001 per
share		                           				  100,000	       100    1,900        -

Net loss for the year ended
December 31, 1996	                 			     -	           -        -     (4,759)
                               						__________________________________________

Balance, December 31, 1996		          2,225,000	     2,225  60,377    (96,854)

Stock issued in private placement
for cash February 1997 at $.001
per share				                        	  175,000        175   3,325        -

Net loss for the year ended
December 31, 1997		                		      -	           -        -     (6,438)
	                               					__________________________________________

Balance, December 31, 1997	          	2,400,000	     2,400  63,702    (96,854)

Stock issued in private placement
for cash December 1998 at $.001
per share			                        		  100,000        100   1,900        -

                                                          	CAPITAL GROWTH, INC.
                                                 	(A Development Stage Company)
                                              	Statement of Stockholders Equity

	             From March 28, 1988 <Date of Inception> Through December 31, 1999
______________________________________________________________________________
									                                                Additional
                              						     Common  Stock	    Paid-In  Accumulated
                              						   Shares	    Amount   Capital     Deficit
                               						__________________________________________
Net loss for the year ended
December 31, 1998			                     	-         -            -      (5,578)
                               						__________________________________________

Balance December 31, 1998		         2,500,000     2,500      65,602   (102,432)

Stock issued in private placement
for cash May 1999 at $.002 per
share  		                   		     22,000,000    22,000      22,000        -

Net loss for the year ended
December 31, 1999  	             		       -         -            -      (9,287)
                          					     ___________________________________________
Balance, December 31, 1999	        24,500,000 $  24,500   $  87,602  $(111,719)





See accompanying notes to financial statements.	F-7

                                                         	CAPITAL GROWTH, INC.
                                                	(A Development Stage Company)
                                                     	Statement of Cash Flows

                             	Years Ended December 31, and Cumulative Amounts
______________________________________________________________________________
                                                      											Cumulative
                                       								1999		      1998	  Amounts
Cash flows from operating activities:
	Net loss	                           				   $ (9,287)  $ (5,578) $  (111,719)
	Adjustments to reconcile net loss to
       net cash used in operating activities:
		Amortization expense		                           -          -        2,136
		Increase in organization costs	                  -          -       (2,136)
		(Decrease) increase in Payables	             2,831		     (835)      12,978
                                   						   _________________________________
             Net cash used in
        			operating activities               (6,456)    (6,413)     (98,741)
                                  							   _________________________________
Cash flows from investing activities -
	related party payables			                   (33,134)     4,236       (8,132)

Cash flows from financing activities:
	Proceeds from issuance of common stock       44,000	     2,000      139,000
	Public offering costs				                         -		        -      (26,898)
                                  							   _________________________________
			Net cash provided by
			financing activities                	      44,000      2,000      112,102
                                  							   _________________________________
Net increase (decrease) in cash 		           	 4,410      	(177)       5,229

Cash, beginning of period				                    819	       996          -
                                  							   _________________________________
Cash, end of period				                     $	 5,229   $    819    $   5,229



See accompanying notes to financial statements	F-8

                                                         	CAPITAL GROWTH, INC.
                                                	(A Development Stage Company)

                                                	Notes to Financial Statements
                                                    December 31, 1999 and 1998

1.	Organization and Summary of Significant Accounting Policies

Organization
The Company was organized under the laws of the state of Nevada on March 28, 1988 and has designated December 31 as its fiscal year end. The Company has not commenced planned principal operations and purposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. Its principal activities since inception have consisted of the offer and sale of common stock and the engagement of legal counsel and other professionals in connection with a proposed public offering of additional common shares. The company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of t the Company and other relevent factors.

Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

Earnings Per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

At December 31, 1999, the Company had no options or warrants outstanding.

                                                         	CAPITAL GROWTH, INC.
                                                	(A Development Stage Company)
                                      	Notes to Financial Statements Continued

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

2.  Going Concern

The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations, reported a net loss for the year ended December 31, 1999 and as of has deficit.

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

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)

                                                 Notes to Financial Statements
                                                                     Continued
_____________________________________________________________________________
3.  Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                              						Years Ended
                              						December 31,	            	Cumulative
                              						1998	      	1997		        Amounts
Income tax benefit at statutory
   Rate					                      $ 1,000	    $ 1,000	        34,000
Change in valuation allowance	    	(1,000)    	(1,000)	      (34,000)

                            						$     -	   	$     -		     $      -

Deferred tax assets are as follows:
                                 							    December 31,
                                						 	  1998	       1997
Operating loss carry forwards	        	$ 34,000	   $ 32,000
Valuation allowance				                 (34,000)   	(32,000)

                                							$      -	  	$      -

The Company has net operating loss carryforwards of approximately $110,000 which begin to expire in the year 2003. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

4.  Related Party Transactions

The Company had agreed to pay $100 per month to a shareholder, officer and director of the Company for accounting and office expenses. For the year ended December 31, 1999 and 1998, the Company incurred annual expenses under the agreement of approximately $1,200 and $400 respectively. At December 31, 1999 and 1998, the Company owed $0 and $13,732, respectively to the officer.

                                                          CAPITAL GROWTH, INC.
                                                 (A Development Stage Company)

                                                Notes to Financial Statements
                                                                    Continued
                                                                         F-11
_____________________________________________________________________________

Related Party Transactions
Continued

In addition, the Company had agreed to pay interest expense at 6% to an officer, director, and shareholder of the Company for cash advances. At December 31, 1999 and 1998, the Company owed $0 and $19,402, respectively, to the officer.

At December 31, 1999 and 1998, the Company owed an officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances are non-interest bearing and have no specific repayment terms.

5.  Supplemental Cash Flow Information

The Company has not paid any amounts for interest or income taxes during the years ended December 31, 1999 and 1998, and since inception.

6.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

7.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The company believes that the adoption of SFAS 133 will not have any material effect on the financial statemetns of the Company.

8.  Stock Split

During the year ended December 31, 1999, the Company's shareholders approved a 1 for 20 reverse stock split. All references in the financial statements to number of shares and per share amounts have been retroactively restated to reflect the decreased number of shares outstanding.