Form 10QSB
period 2000-03-31
CAPITAL GROWTH INC
filed 2000-05-17
CIK 839441

                      U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                 Form 10-QSB

        [X]  Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934.

              For the Quarter Ended March 31, 2000

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

Common Stock outstanding at May 15, 2000 - 26,500,000 shares of $.001 par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                   March 31, 2000           Dec. 31, 1999

CURRENT ASSETS:
     Cash                     $            12,620         $     5,229
       Total Current Assets                12,620               5,229

TOTAL ASSETS                  $            12,620         $     5,229


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   March 31, 2000           Dec. 31,1999
CURRENT LIABILITIES:

    Accounts payable          $             2,878         $     2,846
    Payable to related party                    0               2,000
    Total Current Liabilities               2,878               4,846


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;          26,500              24,500
      $0.001 par value; 24,500,000
      shares issued and outstanding

     Additional paid-in Capital            95,602              87,602
     Deficit accumulated during the
       development stage                 (112,360)           (111,719)
          Total Stockholders' Equity        9,742                 383

TOTAL LIABILITIES & EQUITY          $      12,620            $  5,229

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

                              Capital Growth, Inc.
                         [Development Stage Companies]

                       CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]


                                    For the Three            From Inception
                                     Months Ended          On March 28, 1988
                                       March 31,            Through March 31,
                                     2000      1999                 2000

REVENUE                             $    0     $    0         $    2,471
     Total Revenue                  $    0     $    0         $    2,471


EXPENSES
General and Administrative Expenses $  641     $  559         $  119,624
Amortization of Organization Costs       -          -              2,136
    Total Expenses                  $  641     $  559         $  111,760

INCOME FROM OPERATION              ($  641)    ($ 559)       ($  111,760)

INCOME TAXES CURRENT                     0          0         $     (600)

NET INCOME/LOSS                    ($  641)    ($ 559)        $ (112,360)

NET LOSS PER SHARE                    (.00)      (.00)              (.00)

The accompanying notes are an integral part of these financial statements.

                               Capital Growth, Inc.
                           [Development Stage Company]

                             STATEMENTS OF CASH FLOWS

                                    [Unaudited]


                                       For the Three        From Inception
                                       Months Ended         On March 28, 1988
                                         March 31,           Through March 31,
                                      2000        1999           2000

Cash Flows From Operating Activities:
     Net loss                         $ ( 641)   $( 559)      $(112,360)
     Adjustments to reconcile net
      loss to net cash used in
      Operating activities:
       Amortization expense                 -         -           2,136
       Increase in organization costs       -         -          (2,136)


     Increase (decrease) in
       Accounts payable               $(   32)   $( 300)         13,010

     Net Cash Flows used in
       Operating Activities           $(  609)    ( 259)        (99,350)

Cash Flows from Investing Activities:
     Related Party Payable             (2,000)      259         (10,132)

Cash Flows from Financing
    Activities:
     Proceeds from common stock
     issuance                          10,000         0         149,000
     Costs of issuing stock                 -         -         (26,898)

          Net cash Flows provided by
          Financing Activities         10,000         0         112,102

Net Increase (Decrease) in Cash         7,391         0          12,620

Cash at Beginning of Period        $    5,229       819               -

Cash at End of Period              $   12,620  $    819       $  12,620

                                Capital Growth, Inc.
                           [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended March 31, 2000 and 1999, are not necessarily indicative of the operation results for the full year.


NOTE 2 - Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Com-pany has had no revenues from operations and has stockholders' equity of $9,742 as of March 31, 2000.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The fin-ancial statements do not include any adjustments that might result from the out-come of these uncertainties.

NOTE 3 -Common Stock

     The Company issued 250,000 common shares in August 1998 for cash consider-ation of $26,266. During March of 1994, the Company issued 1,750,000 shares of common stock for $35,000 at a par value of $.001 per share. One hundred twenty-five thousand common shares were issued in September 1995 for $2,500. In August 1996, the Company issued 100,000 common shares for $2,000 cash and 175,000 com-mon shares for $3,500 cash in February 1997. During December 1998, 100,000 com-mon shares were issued to private individuals for $2,000. The Company reverse split its common stock on a 1 for 20 basis in May 1999. (All share amounts have been retroactively restated herein to reflect the split.) The Company then is-sued 22,000,000 common shares for cash consideration of $44,000. On March 16, 2000, the Company issued 2,000,000 common shares for cash consideration of $10,000.

NOTE 4 - Related Party Transactions

     At December 31, 1999, the Company owed a former officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances were non-interest bearing and had no specific repayment terms. As of March 31, 2000, the Company had settled all debts to the individual.

NOTE 5 - Supplemental Cash Flow Information

     The Company paid no interest during the period ending March 31, 2000. No income taxes were paid during the periods ended March 31, 2000 and 1999, and since inception.

ITEM 2.

           Management's Discussion and Analysis of Financial Condition
                               And Results of Operations

                                    Plan of Operation


     On March 17, 2000, the Company signed a letter of intent with Imagenetix, Inc. pertaining to a stock for stock exchange. All related information was in-corporated herein by reference filed with the SEC on form 8K dated March 23, 2000. If for some unforseen reason the merger is not consummated the Company's plan of operation for the next 9 months is to formulate a business plan detail-ing the industries or filed in which the Company desires to concentrate its ef-forts. During the next 9 months, the Company's only foreseeable cash require-ments will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ven-ture, which the Company expects to pay from advances from management.

                   Liquidity and Capital Resources

     At March 31, 2000 the Company's assets consisted of cash in the amounts of $12,620. The Company has no other assets. At present, the Company is en-gaged in the search for potential investments or acquisitions of private compan-ies. Management believes that any acquisition will be made by issuing shares of the Company's unissued common stock. The Company's liquidity, capital resources and financial statements will be significantly different subsequent to the con-summation of any acquisition.

                               Results of Operations
         Three-month period ended March 31, 2000 and March 31, 1999.

      For the three-month period ended March 31, 2000, the Company incurred nom-inal general and administrative expenses totaling $641 for transfer fees com-pared to $559 for the respective period of 1999 which was primarily rent and in-terest expenses. The Company's only operation to date has been the preliminary investigation of potential acquisitions.

PART II - OTHER INFORMATION

ITEM I    Legal Proceedings

          None.

ITEM 2    Change in Securities

          None.

ITEM 3    Defaults on Senior Securities

          None.

ITEM 4    Submission on Matters to a Vote of Security Holders

          None.

ITEM 5    Other Information

          On March 17, 2000, the Company's sole officer and director and majori-ty shareholder approved the issuance of 2,000,000 common shares for cash consid-eration of $10,000.

ITEM 6    Exhibits and Reports on Form 8-K

     (A)  Exhibits

          None.


     (B)  Reports on Form 8-K;

          March 23, 2000                Filed Herewith by Reference

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         Capital Growth, Inc.

Date: 05/15/00                By /s/ David N. Nemelka
                              David N. Nemelka
                              President and Chief Executive Officer