Form 10QSB
period 2000-06-30
CAPITAL GROWTH INC
filed 2000-08-09
CIK 839441

                     U.S. Securities and Exchange Commission
                             Washington D.C. 20549

                                 Form 10-QSB

        [X]          Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934.

                         For the Quarter Ended June 30, 2000

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

Common Stock outstanding at August 8, 2000 - 26,500,000 shares of $.001 par value Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1  Financial Statements

        The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, Tanner & Co., and are as follows, together with related notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                             Capital Growth, Inc.
                         [Development Stage Company]

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                    ASSETS

                                    June 30, 2000          Dec. 31, 1999
                                    -------------          -------------

CURRENT ASSETS:
   Cash                                $    8,314            $     5,229
                                       ----------            -----------
Total Current Assets                        8,314                  5,229
                                       ----------            -----------
TOTAL ASSETS                           $    8,314            $     5,229


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                       June 30, 2000          Dec. 31, 1999
                                       -------------         ---------------
CURRENT LIABILITIES:
   Accounts payable                     $        3,278          $     2,846
   Payable to related party                          0                2,000
                                        ---------------          ----------
Total Current Liabilities:                       3,278                4,846


STOCKHOLDERS' EQUITY (DEFICIT):

 Common stock; authorized 50,000,000
      shares at $0.001 par value;               26,500               24,500
      $0.001 par value; 26,500,000
      shares issued and outstanding

Additional paid-in Capital                      95,602               87,602
     Deficit accumulated during the
       development stage                      (117,066)            (111,719)
                                              ---------            ---------
Total Stockholders' Equity                       5,036                  383


TOTAL LIABILITIES & EQUITY                 $     8,314             $  5,229

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

                                Capital Growth, Inc.
                            [Development Stage Companies]

                          CONDENSED STATEMENTS OF OPERATIONS
                                       [Unaudited]


                                 For the Three         For the Three
                                 Months Ended           Months Ended
                                 June 30, 2000         June 30, 1999
                                ----------------      ---------------

REVENUE                                $    0                $    0
                                      --------              --------
Total Revenue                          $    0                $    0


EXPENSES
 General & Administrative Expenses     $ 4,706               $5,554
 Amortization of Organization Costs          -                    -
                                      ---------             --------
Total Expenses                         $ 4,706               $5,554

INCOME FROM OPERATION                  ($4,706)             ($5,554)

INCOME TAXES CURRENT                         0                    0

NET INCOME/LOSS                        ($4,706)             ($5,554)

NET LOSS PER SHARE                        (.00)                 (.00)

Weighted average shares
    -basic and diluted               13,875,000             2,408,000


The accompanying notes are an integral part of these financial statements.


                              Capital Growth, Inc.
                        [Development Stage Companies]

                      CONDENSED STATEMENTS OF OPERATIONS
                                   [Unaudited]



                            For the Six      For the Six       From Inception
                            Months Ended    Months Ended      On March 28, 1988
                              June 30,         June 30,        Through June 30,
                                2000             1999                2000
                            -------------  --------------   --------------------


REVENUE                       $    0           $    0         $    2,471
                             --------         --------        -----------
Total Revenue                 $    0           $    0         $    2,471


EXPENSES
 General & Administrative     $5,347           $6,113         $  116,801
 Amortization of Organ. Costs      -                -              2,136
                             --------          -------        ----------
Total Expenses                $ 5,347          $6,113         $  118,937

INCOME FROM OPERATION        ($ 5,347)        ($6,113)        $ (116,466)

INCOME TAXES CURRENT                0               0         $     (600)
                             ---------        ---------       -----------
NET INCOME/LOSS               ($5,347)        ($6,113)        $ (117,066)

NET LOSS PER SHARE            (.00)           (.00)               (.00)

Weighted average shares
       - basic and diluted   13,875,000    2,408,000           2,445,000

The accompanying notes are an integral part of these financial statements.

                                 Capital Growth, Inc.
                             [Development Stage Company]

                              STATEMENTS OF CASH FLOWS

                                      [Unaudited]


                                      For the Six            From Inception
                                       Months Ended         On March 28, 1998
                                         June 30,            Through June 30
                                     2000          1999           2000
                                   --------     --------    ------------------
Cash Flows to Operating Activities:
  Net income (loss)                 $(5,347)     $( 559)        $(117,066)
     Adjustments to reconcile net
      income to net cash used by
           Operating activities:
     Amortization expense                 -           -             2,136
     Increase in organization costs       -           -            (2,136)

  Changes in assets and liabilities
     Accounts payable               $   432      $( 300)           13,410
                                   ---------    ----------      ----------
     Net Cash Flows to
        Operating Activities:       $(4,915)      ( 259)         (103,656)

Cash Flows to Investing Activities:
     Related Party Payable           (2,000)        259           (10,132)

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
       issuance                      10,000           0           149,000
    Costs of issuing stock                -           -           (26,898)
                                    --------     ----------     ----------
     Net cash Flows from(to)
         Financing Activities        10,000           0           122,102

Net Increase (Decrease) in Cash       3,085           0             8,314

Cash at Beginning of Period        $  5,229         819                 -

Cash at End of Period              $  8,314      $  819         $   8,314

                             Capital Growth, Inc.
                        [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, ll adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes there-to included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended June 30, 2000 and 1999, are not necessarily indicative of the operation results for the full year.


NOTE 2 - Going Concern

     The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Com-pany has had no revenues from operations and has a stockholders' equity of $5,036 as of June 30, 2000.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 3 -Common Stock

     The Company issued 250,000 common shares in August 1998 for cash considera-tion of $26,266. During March of 1994, the Company issued 1,750,000 shares of common stock for $35,000 at a par value of $.001 per share. One hundred twenty-five thousand common shares were issued in September 1995 for $2,500. In August 1996 the Company issued 100,000 common shares for $2,000 cash and 175,000 common shares for $3,500 cash in February 1997. During December 1998, 100,000 common shares were issued to private individuals for $2,000. The Company reverse split its common stock on a 1 for 20 basis in May 1999. (All share amounts have been retroactively restated herein to reflect the split.) The Company then issued 22,000,000 common shares for cash consideration of $44,000. On March 16, 2000, the Company issued 2,000,000 common shares for cash consideration of $10,000.

NOTE 4 - Related Party Transactions

     At December 31, 1999, the Company owed a former officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances were non-interest bearing and had no specific repayment terms. As of March 31, 2000, the Company had settled all debts to the individual.

NOTE 5 - Supplemental Cash Flow Information

     The Company paid no interest during the period ending June 30, 2000. No income taxes were paid during the periods ended June 30, 2000 and 1999, and since inception.

ITEM 2.

     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations

                          Plan of Operation


     On March 17, 2000, the Company signed a letter of intent with Imagenetix, Inc. pertaining to a stock for stock exchange. All related information is in-corporated herein by reference filed with the SEC on Form 8K dated March 23, 2000. If for some unforseen reason the merger is not consummated, the Company's will attempt to determin which inductries or areas where the Company should concentrate its business efforts, and at that determination, will formulate its business plan and commence operations. During the next five months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from advances from management.


                   Liquidity and Capital Resources

     At June 30, 2000, the Company's assets consisted of cash in the amounts of $8,314. The Company has no other assets.


                        Results of Operations

     Three-month period and Six-month ended June 30, 2000 and June 30, 1999.

      For the three-month period ended June 30, 2000, the Company incurred nominal general and administrative expenses totaling $4,706 for transfer fees, accounting and legal expenses compared to $5,554 for the respective period of 1999 which was primarily accounting & legal fees. For the six-month period ended June 30,2000, the ompany incurred accounting and legal expenses totaling $5,347 compared to $6,113 for the respective period of 1999. The Company's only opera-tions to date have been the preliminary investigation of potential business ven-tures.

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

Capital Growth, Inc.

                 Date: 08/09/00          By /s/ David N. Nemelka
                                         ------------------------
                                         David N. Nemelka
                                         President and Chief Executive Officer