Form 10-Q
period 2000-09-30
CAPITAL GROWTH INC
filed 2000-11-22
CIK 839441

U.S. Securities and Exchange Commission
                      Washington D.C. 20549

                           Form 10-QSB

         [X]  Quarterly Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934.

             For the Quarter Ended September 30, 2000

                                OR

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                Commission file number 33-24138-D

            Imagenetix, Inc. fka Capital Growth, Inc.
   (name of small business issuer as specified in its charter)

                    Nevada                    87-0463772
    (State of other jurisdiction of         (I.R.S. employer
     incorporation or organization)        identification No.)


               16935 W. Bernardo Drive, Suite 101
                       San Diego, CA 92127
             (Address of principal executive offices)

   Registrant's telephone no., including area code: 858-674-8455

                55 West 200 North, Provo, UT 84601
              Former name, former address, and former
            fiscal year, if changed since last report.


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

   Common Stock outstanding at November 8, 2000 - 1,725,000 shares of
$.001
par value Common Stock.

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                                   Sept.30, 2000  Dec.31, 1999
CURRENT ASSETS:
     Cash                     $             7,859           $     5,229
       Total Current Assets                  7,859

TOTAL ASSETS                  $        7,859            $     5,229


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   Sept.30, 2000  Dec. 31,1999
CURRENT LIABILITIES:

    Accounts payable                $         3,278         $     2,846
    Payable to related party                12,000           2,000
         Total Current Liabilities          15,278               4,846


STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock; authorized 50,000,000
      shares at $0.001 par value;                24,500              24,500
      $0.001 par value; 26,500,000
      shares issued and outstanding

     Additional paid-in Capital              86,602               87,602
     Deficit accumulated during the
       development stage                   (111,718)           (111,719)
          Total Stockholders' Equity       (6,803)                  383

TOTAL LIABILITIES & EQUITY            $       7,858             $  5,229

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.
Capital Growth, Inc.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]


                                       For the Three
                                          Months Ended
                                         September 30,
                                    2000          1999

REVENUE                            $    0     $    0
     Total Revenue                 $    0       $    0


EXPENSES
General and Administrative Expenses          $2,442     $1,492
Amortization of Organization Costs           -          -
    Total Expenses                      $2,442     $1,492

INCOME FROM OPERATION                        ($2,442)     ($1,492)

INCOME TAXES CURRENT                         0            0

NET INCOME/LOSS                              ($2,442)  ($1,492)


NET LOSS PER SHARE                      (.00)        (.00)

Weighted average shares
     -basic and diluted            13,875,000    2,408,000

The accompanying notes are an integral part of these financial statements.

Capital Growth, Inc.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]


                                     For the Nine
                                         Months Ended
                                         September 30,
                                   2000      1999

REVENUE                            $    0    $    0
     Total Revenue                 $    0      $    0


EXPENSES
General and Administrative Expenses          $6,803    $7,605
Amortization of Organization Costs           -
    Total Expenses                      $6,803    $7,605

INCOME FROM OPERATION                        ($6,803)    ($7,605)

INCOME TAXES CURRENT                         0          0

NET INCOME/LOSS                              ($6,803)  ($7,605)


NET LOSS PER SHARE                       (.00)        (.00)

Weighted average shares
     - basic and diluted           13,875,000    2,408,000

The accompanying notes are an integral part of these financial statements.

Capital Growth, Inc.
[Development Stage Company]

STATEMENTS OF CASH FLOWS

[Unaudited]


                                   For the Nine        From
Inception
                                      Months Ended         On March 28,
1998
                                        Sept. 30,           Through
Sept. 30
                               2000          1999           2000

Cash Flows to Operating Activities:
     Net income (loss)              $(6,803) $(7,605)
$(118,522)
     Adjustments to reconcile net
      income to net cash used by
      Operating activities:
       Amortization expense             -         -
2,136
       Increase in organization costs    -        -
(2,136)

     Changes in assets and liabilities
       Accounts payable        $ 10,433 $(33,004)
15,411

     Net Cash Flows to
       Operating Activities         $  3,630  (40,609)
(103,111)

Cash Flows to Investing Activities:
     Related Party Payable                 0      647
(10,132)

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
     issuance                    10,000   44,000
159,000
     Costs of buying stock to   (11,000)           -
(37,898)
          return to treasury
          Net cash Flows from(to)
          Financing Activities        (1,000)            0
121,102

Net Increase (Decrease) in Cash         2,360        4,038
7,859

Cash at Beginning of Period        $   7,777      819
-

Cash at End of Period              $   7,859   $4,857       $
7,859

                                Capital Growth, Inc.
                          [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED & CONSOLIDATED
     FINANCIAL STATEMENTS

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the
opinion of management,   all adjustments  (which include only normal
recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999, audited financial statements. The results of operations for the period ended September 30, 2000 and 1999, are not necessarily indicative of the operation results for the full year.


   NOTE 2 - Going Concern

The accompanying financial statements of Capital Growth, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the statement of operations, the Company has had no revenues from operations and has a stockholders' equity of $6,803 as of September 30, 2000.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing and generate sufficient cash flows from operations to meet it obligations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


   NOTE 3 -Common Stock

The Company issued 250,000 common shares in August 1998 for cash consideration of $26,266. During March of 1994, the Company issued 1,750,000 shares of common stock for $35,000 at a par value of $.001 per share. One hundred twenty-five thousand common shares were issued in September 1995 for $2,500. In August 1996, the Company issued 100,000 common shares for $2,000 cash and 175,000 common shares for $3,500 cash in February 1997. During December 1998, 100,000 common shares were issued to private individuals for $2,000. The Company reverse split its common stock on a 1 for 20 basis in May 1999. (All share amounts have been retroactively restated herein to reflect the split.)
The Company then issued 22,000,000 common shares for cash consideration of $44,000. On March 16, 2000, the Company issued 2,000,000 common shares for cash consideration of $10,000. On September 2000, the Company purchased those shares and retired them to the treasury for $11,000.

   NOTE 4 - Related Party Transactions

At December 31, 1999, the Company owed a former officer $2,000 related to cash advances made during the year ended December 31, 1998. The advances were non- interest bearing and had no specific repayment terms. As of March 31,2000, the Company had settled all debts to the individual. In September 2000 an officer loaned the Company $12,000. The note was non-interest bearing and had no specific repayment terms.

   NOTE 5 - Supplemental Cash Flow Information

The Company paid no interest during the period ending September 30, 2000. No income taxes were paid during the periods ended September 30, 2000 and 1999, and since inception.


   NOTE 6 -Subsequent Events

The Company completed a stock for stock exchange with Imagenetix, Inc. on October 26, 2000 as reported on Form 8-K dated October 31, 2000. The Company will file pro-forma financials within 75 days of the merger date.

   ITEM 2.

Management's Discussion and Analysis of Financial Condition
                           And Results of Operations

Plan of Operation


As a result of the stock for stock exchange with Imagenetix, Inc. on October 26,2000 the Company plans to continue the business plan of Imagenetix as detailed in the Form 8-K, dated October 31, 2000.

                       Liquidity and Capital Resources

        At September 30, 2000, the Company's assets consisted of cash in the amounts of $7,859. The Company has no other assets.


                            Results of Operations
   Three-month period and Six-month ended September 30, 2000 and September 30, 1999. For the three-month period ended September30, 2000, the Company incurred nominal general and administrative expenses totaling $2,442 for transfer fees, accounting and legal expenses compared to $1,492 for the respective period of 1999 which was primarily accounting & legal fees. For the nine-month period ended September 30,2000, the Company incurred accounting and legal expenses totaling $6,803 compared to $7,605 for the respective period of 1999. The Company's only operations to date have been the preliminary investigation of potential business ventures.

ART II - OTHER INFORMATION

   ITEM I    Legal Proceedings

             None.

   ITEM 2    Change in Securities

             None.

   ITEM 3    Defaults on Senior Securities

             None.

   ITEM 4    Submission on Matters to a Vote of Security Holders

             None.

   ITEM 5    Other Information


   ITEM 6    Exhibits and Reports on Form 8-K

            (A)  Exhibits

                   None.


           (B)  Reports on Form 8-K;

                  March 23, 2000                Filed Herewith by
Reference
                  October 31, 2000              Filed Herewith by
Reference

                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 Imagenetix, Inc.

   Date: 11/08/00                By /s/ William Spencer
                                 William Spencer
                                 President and Chief
                           Executive Officer: