Form 10-Q/A
period 2000-09-30
CAPITAL GROWTH INC
filed 2000-12-13
CIK 839441

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

                            CONDENSED BALANCE SHEETS
                                   [Unaudited]

                                     ASSETS

                            Sept.30, 2000             Dec.31, 1999
CURRENT ASSETS:
Cash                        $    7,859                $     5,229
Total Current Assets             7,859

TOTAL ASSETS                $    7,859                $     5,229











                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:

    Accounts payable                 $       3,278              $     2,846
    Payable to related party         $      12,000              $     2,000
         Total Current Liabilities   $      15,278              $     4,846


STOCKHOLDERS' EQUITY (DEFICIT):

Common stock; authorized
50,000,000 shares at $0.001
par value;                           $     24,500               $   24,500

$0.001 par value; 26,500,000
shares issued and outstanding

Additional paid-in Capital           $     86,602               $   87,602
Deficit accumulated during the
development stage                    $   (118,521)              $ (111,719)
Total Stockholders' Equity           $     (7,419)              $      383

TOTAL LIABILITIES & EQUITY           $      7,858               $    5,229

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.
Capital Growth, Inc.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]

                                      For the Three
                                      Months Ended
                                      September 30,
                                      2000                  1999

REVENUE                                $      0             $      0
     Total Revenue                     $      0             $      0


EXPENSES
General and Administrative Expenses    $  2,442             $  1,492
Amortization of Organization Costs            -                    -
    Total Expenses                     $  2,442             $  1,492

INCOME FROM OPERATION                  $ (2,442)            $ (1,492)

INCOME TAXES CURRENT                          0                    0

NET INCOME/LOSS                        $ (2,442)            $ (1,492)


NET LOSS PER SHARE                         (.00)                (.00)

Weighted average shares
     -basic and diluted              13,875,000            2,408,000

The accompanying notes are an integral part of these financial statements.

Capital Growth, Inc.
[Development Stage Companies]

CONDENSED STATEMENTS OF OPERATIONS
[Unaudited]


                                               For the Nine
                                               Months Ended
                                               September 30,
                                               2000                1999

REVENUE                                     $       0        $       0
     Total Revenue                          $       0        $       0


EXPENSES
General and Administrative Expenses         $   6,803        $   7,605
Amortization of Organization Costs                  -                -
    Total Expenses                          $   6,803        $   7,605

INCOME FROM OPERATION                       $  (6,803)       $  (7,605)
INCOME TAXES CURRENT                                0                0

NET INCOME/LOSS                             $  (6,803)       $  (7,605)


NET LOSS PER SHARE                               (.00)            (.00)

Weighted average shares
     - basic and diluted                   13,875,000        2,408,000

The accompanying notes are an integral part of these financial statements.

Capital Growth, Inc.
[Development Stage Company]

STATEMENTS OF CASH FLOWS

[Unaudited]

                                      For the Nine          From  Inception
                                      Months Ended          On March 28, 1998
                                      Sept. 30,             Through Sept. 30
                                      2000          1999              2000
Cash Flows to Operating Activities:
  Net income (loss)                $  (6,803)    $ (7,605)       $ (118,522)
  Adjustments to reconcile net
  income to net cash used by
  Operating activities:
  Amortization expense                     -            -             2,136
  Increase in organization costs           -            -            (2,136)

  Changes in assets and liabilities
  Accounts payable                 $  10,433     $ (33,004)      $   15,411

     Net Cash Flows to
       Operating Activities        $   3,630     $ (40,609)      $ (103,111)

Cash Flows to Investing Activities:
     Related Party Payable         $       0     $     647       $  (10,132)

Cash Flows from (to) Financing
    Activities:
     Proceeds from common stock
     issuance                      $  10,000     $  44,000       $  159,000
     Costs of buying stock to      $ (11,000)    $       -       $  (37,898)
          return to treasury
          Net cash Flows from(to)
          Financing Activities     $  (1,000)    $       0       $  121,102

Net Increase (Decrease) in Cash    $   2,360     $   4,038       $    7,859

Cash at Beginning of Period        $   7,777     $     819       $        -

Cash at End of Period              $   7,859     $   4,857       $    7,859

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