Form 10QSB
period 2000-09-30
IMAGENETIX INC /NV/
filed 2001-02-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2000
                           ------------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from September 30, 2000 to December 31, 2000
                                    ------------------    -----------------

                 Commission File No.  33-24138-D
                                      ----------

                          IMAGENETIX, INC.
                -----------------------------------
          (Name of Small Business Issuer in its Charter)

           NEVADA                                         87-0463772
-------------------------------                   --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

               1625 West Bernardo Drive, Suite #101
                   San Diego, California 92127
                   ---------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (800) 323-1688

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            February 14, 2001

                          Common - 8,550,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                 IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000

                 IMAGENETIX, INC. AND SUBSIDIARY




                            CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated  Balance Sheets,
             December 31, 2000 and March 31, 2000                     1


        Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
             December 31, 2000 and 1999                               2


           Unaudited Condensed Consolidated Statements of
             Cash Flows, for the nine months ended
             December 31, 2000 and 1999                           3 - 4


           Notes to Unaudited Condensed Consolidated
              Financial Statements                               5   13

                 IMAGENETIX, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEET
                           [Unaudited]

                              ASSETS
                                                December 31,      March 31,
                                                    2000            2000
                                                 ____________  __________
CURRENT ASSETS:
  Cash in bank                                   $    645,030  $  117,945
  Account receivable                                  740,847     710,107
  Inventory                                           475,754     386,740
  Receivables - employees                              56,525           -
  Current tax asset                                    78,351           -
                                                 ____________  __________
        Total Current Assets                        1,996,507   1,214,792

PROPERTY AND EQUIPMENT, net                           150,876      67,033

OTHER ASSETS                                           88,091      62,062

INTANGIBLE ASSETS, net                                 17,695       3,666
                                                 ____________  __________
                                                 $  2,253,169  $1,347,553
                                                 ____________  __________

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities       $    297,252  $  406,760
  Interest payable   related party                      4,616      40,601
  Notes payable   related party                       296,500     739,500
  Current portion of capital leases                     2,339       6,033
                                                 ____________  __________
        Total Current Liabilities                     600,707   1,192,894
                                                 ____________  __________

LONG TERM LIABILITIES:
  Capital lease liabilities, less current portion       4,881      10,857

DEFERRED TAX LIABILITY                                  4,865       5,247
                                                 ____________  __________
        Total Liabilities                             610,453   1,208,998
                                                 ____________  __________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding             -           -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 8,550,000 shares issued and outstanding  8,550       5,175
  Capital in excess of par value                    1,678,557      66,425
  Retained earnings                                   (44,391)     66,955
                                                 ____________  __________
        Total Stockholders' Equity                  1,642,716     138,555
                                                 ____________  __________
                                                 $  2,253,169  $1,347,553
                                                 ____________  __________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                 For the Three          For the Nine
                                Months Ended            Months Ended
                                  December 31          December 31,
                          _________________________________________________
                              2000          1999     2000        1999
                          ____________ ___________ ____________ ___________
NET SALES                 $  1,091,308 $   901,051 $  3,802,625 $ 1,682,189

COST OF GOODS SOLD             688,536     521,921    2,692,421   1,051,195
                          ____________ ___________ ____________ ____________
GROSS PROFIT                   402,772     379,130    1,110,204     630,994

EXPENSES:
  General and administrative   490,633     265,217    1,250,233   1,016,535
                          ____________ ___________ ____________ ____________
OPERATING INCOME (LOSS)        (87,861)    113,913     (140,029)   (385,541)
                          ____________ ___________ ____________ ____________
OTHER INCOME (EXPENSE):
  Interest income                7,330         537       12,212         537
  Other income                 (25,347)       (462)           -           -
  Interest (expense)            11,856           -      (31,829)     (2,249)
  Interest (expense)
    related party              (21,435)    (10,571)     (21,435)    (22,821)
                          ____________ ___________ ____________ ____________
     Total Other Income
        (Expense)              (27,596)    (10,496)     (41,052)    (24,533)
                          ____________ ___________ ____________ ____________
INCOME (LOSS) BEFORE INCOME
  TAXES                       (115,457)    103,417     (181,081)   (410,074)

CURRENT TAX EXPENSE                  -           -            -           -

DEFERRED TAX EXPENSE
  (BENEFIT)                    (47,910)          -      (69,735)          -
                          ____________ ___________ ____________ ____________
NET INCOME (LOSS)         $    (67,547)$   103,417 $   (111,346)$  (410,074)
                          ____________ ___________ ____________ ____________
EARNINGS (LOSS) PER
  COMMON SHARE            $       (.01)$       .02 $       (.02)$      (.08)
                          ____________ ___________ ____________ ____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

         Increase (Decrease) in Cash and Cash Equivalents
                                                       For the Nine
                                                       Months Ended
                                                       December 31,
                                                 _________________________
                                                   2000            1999
                                                 ____________ ____________
Cash Flows from Operating Activities:
  Net income (loss)                              $   (111,346)$   (410,074)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non-cash expense                                  100,000      499,500
    Depreciation & amortization expense                 9,973       12,923
    Changes in assets and liabilities:
      (Increase) in account receivable                (30,740)    (414,934)
      (Increase) in inventory                         (89,014)    (424,074)
      (Increase) in receivable   employee             (56,525)           -
      (Increase) in current tax asset                 (69,736)           -
      (Increase) in other assets                      (35,026)    (113,678)
      (Increase) in intangible assets                 (14,329)           -
      Increase (decrease) in accounts payable
          and accrued expense                        (109,508)     333,816
      (Decrease) in interest payable                     (478)           -
                                                 ____________ ____________
        Net Cash Provided by Operating Activities    (406,729)    (516,521)
                                                 ____________ ____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                     (14,892)           -
  Payments for leasehold improvement                  (78,624)     (41,001)
                                                 ____________ ____________
        Net Cash (Used) by Investing Activities       (93,516)     (41,001)
                                                 ____________ ____________
Cash Flows from Financing Activities:
  Proceeds from notes payable   related party               -      507,220
  Payments on notes payable   related party          (155,000)           -
  Proceeds from capital lease                               -       17,518
  Payments on capital leases                           (9,670)           -
  Proceeds from common stock                        1,400,000        7,440
  Payments for stock offering costs                  (208,000)           -
                                                 ____________ ____________
        Net Cash (Used) by Financing Activities     1,027,330      532,178
                                                 ____________ ____________
Net Increase (Decrease) in Cash                       527,085      (25,344)

Cash at Beginning of Period                           117,945      141,154
                                                 ____________ ____________
Cash at End of Period                            $    645,030 $    115,810
                                                 ____________ ____________
[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [continued]

                           [Unaudited]

         Increase (Decrease) in Cash and Cash Equivalents


                                                       For the Nine
                                                       Months Ended
                                                       December 31,
                                                 _________________________
                                                    2000          1999
                                                 ____________ ____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                      $         - $          -
    Interest                                      $    51,991 $          -
    Income taxes                                  $         - $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended December 31, 2000:
     The company executed a reverse merger with Capital Growth, Inc. In October 2000. The shareholders of Capital Growth, Inc. received 2,000,000 shares of common stock. The additional paid in capital account was reduced by $218,521. The retained earnings was increased by $216,521.

     The Company cancelled 425,000 shares during October 2000.

     The Company issued 300,000 shares of common stock for outstanding notes payable of $300,000 and accrued interest of $35,507 or $.87 per share.

     The Company issued 100,000 shares of common stock for services rendered valued at $100,000, or $1.00 per share.

  For the period ended December 31, 1999:
     The Company issued 499,500 shares of common stock for services rendered valued at $499,500 or $1.00 per share.

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

                  IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The accompanying Unaudited Condensed Consolidated financial statements represent the accounts of Imagenetix, Inc. ["Parent"] organized under the laws of the State of Colorado on July 26, 1996 (formerly Internet International Business Management, Inc.) and Imagenetix ["Subsidiary"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products.

  On March 23, 1999, Parent completed an exchange agreement with Subsidiary wherein Parent issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of the Subsidiary. The Acquisition was accounted for as a recapitalization of the Subsidiary as the shareholders of the Subsidiary controlled the combined Company after the exchange There was no adjustment to the carrying values of the assets or liabilities of the Parent or Subsidiary as a result of the recapitalization.

   The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Reorganization - During October 2000, the Company entered into an definitive merger agreement and plan of reorganization with Capital Growth, Inc., a publicly traded Nevada corporation. In connection with the merger shareholders of the Company contributed and cancelled 425,000 shares of common stock. The Company issued 100,000 shares of common stock for legal
fees.   The agreement required the shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of Capital Growth and the shareholders of Capital Growth, Inc. to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. Capital Growth also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Company, wherein the Company became a wholly owned subsidiary of the Capital Growth.
In connection with the reorganization, the Company also completed a private placement of 1,400,000 shares of common stock and warrants to purchase 700,000 shares of common stock for total proceeds of $1,400,000.

  After giving effect to the preceding transaction, Capital Growth, Inc. had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 option outstanding. In connection with the merger, Capital Growth, Inc. changed its name to Imagenetix, Inc.

  Consolidation   All significant intercompany transactions between the
Parent and Subsidiary have been eliminated in consolidations.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Condensed Financial Statements   The accompanying financial statements
have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and 1999 and for the three and six months periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Organization Costs   Costs of approximately $2,000 that were incurred to
organize the Company have been expensed.

  Trademarks   Costs of purchasing trademarks are amortized on a straight-
line basis.

  Property and Equipment   Property and equipment are stated at cost.
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

  Inventory   Inventory is carried at the lower of cost or market method of valuation.

  Earnings Per Share - The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share" [See Note 9]

  Revenue Recognition   Revenue is recognized when the product is shipped.

  Advertising Costs   Costs incurred in connection with advertising and
promotion of the Company's products are expensed as incurred.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities   deferral of the effective date of FASB Statement No.
133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting
for Certain Derivative Instruments and Certain Hedging Activities   and
Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORIES

  Inventory is carried at the lower of cost or market value and consists of the following at December 31, 2000:


          Finished Goods                              $ 500,754
          Reserve for obsolescence                      (25,000)
                                                      _________
                                                      $ 475,754
                                                      __________
NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation at December 31, 2000:

       Office Equipment                               $  35,402
       Leasehold improvements                           111,992
       Leased equipment                                  21,341
       Less accumulated depreciation                    (17,859)
                                                      _________
                                                      $ 150,876
                                                     __________

  Depreciation expense for the nine months ended December 31, 2000 was $9,673.

NOTE 4 - INTANGIBLE ASSETS

  The following is a summary of trademarks the Company has registered on its products, at cost, less accumulated amortization for the period ended December 31, 2000. The trademarks are being amortized on a straight-line basis over 17 years.

       Tradmarks                                      $ 18,105
       Less accumulated depreciation                      (410)
                                                     _________
                                                     $  17,695
                                                     _________

    For the nine months ended December 31, 2000 amortization expense was $300.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Notes Payable   The following is summary of notes payable to related
parties, as of December 31, 2000:

     10% unsecured demand notes
       to shareholders due March 31, 2001           $          100,000

     10% unsecured demand note
       to an officer/shareholder, due July 20,
       2000                                                     90,000

     10% unsecured demand note
       to an officer/shareholder, due July 28,
       2000                                                     75,000

     10% unsecured demand note
       to an officer/shareholder, due September 10,
       2000                                                     19,500

     10% unsecured demand note
       to a shareholder, due upon demand                        12,000
                                                            __________
                                                               296,500
                               Less current portion           (296,500)
                                                            __________
                              Long-term portion     $                -
                                                            __________

  Options - During August 2000 the Company granted an officer/shareholder of the Company 225,000 options to purchase common stock at an exercise price of $1.00 per share.

NOTE 6 - LEASE OBLIGATIONS

  Capital Lease   During June and July 1999, the Company entered into three
capital leases for computer equipment which expires in June 2001 and May 2004. The asset and liability under the capital lease was recorded at $21,341. Depreciation expense for the nine months ended December 31, 2000 amounted to $4,456.

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the periods ended:

                    December 31,                        Lease Payments
                _____________________                   ______________
                       2001                       $              2,950
                       2002                                      2,268
                       2003                                      2,268
                       2004                                        945
                       2005                                          -
                                                        ______________
     Total future minimum lease payments          $              8,431
     Less:  amounts representing interest and executory costs   (1,211)
                                                        ______________
     Present value of the future minimum lease payments          7,219
     Less:  current portion                                     (2,339)
                                                        ______________
     Capital lease obligations   long-term        $              4,881
                                                        ______________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASE OBLIGATIONS [Continued]

  Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the period ended December 31, 2000 amounted to $125,532.

  During July 2000, the Company entered into a building lease that expires on June 30, 2001. The lease expense for the period ended December 31, 2000 amounted to $5,970.

  During the period ended December 31, 2000 the company had entered into three operating leases for vehicles. The leases are for 38 months, 36 months, and 48 months requiring monthly payments of $721, $691 and $369, respectively.

  The following is a schedule of minimum annual payments on operating leases for the next five years ended:

                                                      Minimum Annual
              December 31,                            Rental Payments
              ____________                            _______________
                      2001                        $          197,383
                      2002                                   188,428
                      2003                                    13,241
                      2004                                     2,397
                      2005                                         -
                                                      ______________
                                                   $         401,408
                                                      ______________

NOTE 7 - CAPITAL STOCK AND RECAPITALIZATION

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

  Common Stock - During August 2000, the Company issued 1,400,000 shares of its previously authorized but unissued common stock for $1,400,000 cash, or $1.00 per share, less $208,000 in stock offering costs.

  During October 2000, the Company issued 100,000 shares of common stock for services rendered valued at $100,000, or $1.00 per share.

  During October 2000, the Company cancelled 425,000 shares of previously authorized, but un-issued, common stock.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK AND RECAPITALIZATION [continued]

  Reorganization   During October 2000, the Company entered into a
definitive merger agreement and plan of reorganization with Capital Growth, Inc., a publicly traded Nevada corporation. In connection with the merger shareholders of the Company contributed and cancelled 425,000 shares of common stock. The Company issued 100,000 shares of common stock for legal
fees.   The agreement required the shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of Capital Growth and the shareholders of Capital Growth, Inc. to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. Capital Growth also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Company, wherein the Company became a wholly owned subsidiary of the Capital Growth.

  After giving effect to the preceding transaction, Capital Growth, Inc. had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 option outstanding. In connection with the merger, Capital Growth, Inc. changed its name to Imagenetix, Inc.

  Stock Bonus Plan - During the year ended March 31, 2000 the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. An officer and majority shareholder has returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the company.

  Forward Split - On March 7, 2000 the board of directors and shareholders approved a 3 for 1 forward stock split. The financial statements for all periods presented have been re-stated to reflect the common stock split.

  Options - During August 2000, the Company granted an officer/shareholder of the Company 225,000 options to purchase common stock at an exercise price of $1.00 per share.

  In August 2000, the Company adopted a Stock Option Plan which provides for the granting of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Stock options may be issued to any officer, director, key employee or consultants.

  In August 2000, the Company granted 300,000 options to employees to purchase common stock at an exercise price of $2.00 per share.

  Conversion of Notes Payable - Subsequent to December 31, 2000, the Company converted $300,000 of notes payable and $35,507 of accrued interest into 300,000 shares of common stock, or $.87 per share. Along with the common stock 300,000 warrants to purchase common stock at $1.00 per share were granted.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires the Company to provide a net deferred tax asset of liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

  At December 31, 2000, the total of all deferred tax assets was $78,351. The total of all deferred tax liabilities was $4,865. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

                                                        Period Ended
                                                        December 31,
                                                            2000
                                                        ____________
       Current income tax expense:
             Federal                                      $        -
             State                                        $        -
                                                          __________
       Net current tax expense                            $        -
                                                          __________
       Deferred tax expense (benefit) resulted from:
       Excess of tax over financial accounting
         depreciation                                     $     (383)

       Contribution carryover                                   (717)

       Related party interest accrual                          7,159

       Inventory Reserve                                      (9,959)

       Net operating loss carryover                          (65,835)
                                                          __________
       Net deferred tax (benefit)                         $  (69,735)
                                                          __________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                                          Period Ended
                                                          December 31,
                                                              2000
                                                          ____________
       Computed tax at the expected
         federal statutory rate                                 34.00%

       State income taxes, net of federal benefit                5.83
       Other                                                    (1.32)
                                                          ___________
       Effective income tax rates                               38.51%
                                                          ___________

                 IMAGENETIX, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

 The temporary differences gave rise to the following deferred tax asset (liability):

                                                          December 31,
                                                            2000
                                                          ____________
       Excess of tax over financial
         accounting depreciation                               $(4,865)

       Related party interest                                    1,839

       Inventory Reserve                                         9,959

       Contribution carryover                                      717

       Net operating loss carryover                             65,836

NOTE 9 - EARNINGS PER SHARE

  The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period presented:

                                     For the Three       For the Nine
                                     Months Ended        Months Ended
                                      December 31        December 31,
                                ____________________  _____________________
                                  2000        1999      2000        1999
                                __________ _________  __________ __________

    Net income (loss) available
    to common shareholders
    (numerator)                 $ (67,547) $ 103,417  $ (111,346)$ (410,074)
                                __________ _________  __________ __________

  Weighted average number of
      common shares outstanding
      used in net income (loss)
      available to common
      shareholders (denominator) 8,227,989 5,175,000   6,430,545  5,003,003
                                __________ _________  __________ __________


NOTE 10 - SIGNIFICANT CUSTOMERS

  During the nine months ended December 31, 2000, the Company had Three significant customers who had 43%, 23%, and 22% of sales. The Company's third largest customer, 22% of sales, is related in to the Company's president who owns 15% of the outstanding shares of the customer.

                 IMAGENETIX, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONTINGENCIES

  The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

  On or about April 6, 2000, the Company was named in a cross-complaint, in response to a suit filed by the President of the Company against his former employer. The cross-complaint does not specifically demand any amounts in which the Company owes, therefore the exposure to the Company is undeterminable. Management believes the cross complaint is without merit and intends to vigorously defend the Company's interest in this matter.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          Imagenetix markets nutritional supplements and personal care products. Imagenetix develops, formulates and private labels proprietary natural based products for the purpose of marketing on a global basis through multiple channels of distribution. Imagenetix's focus is to market to domestic and international network marketing companies. As Imagenetix continues to grow, the Company plans to continue to expand with new product offerings and into new distribution channels. The Company will be able to provide products to its clients in various forms of delivery, including soft gels, hard shell capsules, tablets, creams, liquids and other forms as well.

          In the next thirty days, Imagenetix plans to expand its Business to Business Globestar (registered trademark) System as a method of assisting its intended clients with tracking their purchase orders around the world. Additionally, it is planned that Globestar (registered trademark) will benefit the Company's clients and enhance their level of satisfaction of providing updates on foreign registration of products.

Results of Operations.
----------------------

          Three months ended December 31, 2000 and December 31, 1999
          ----------------------------------------------------------

          Net sales for the three months period ending December 31, 2000, was $1.08 million an increase of $.19 million or 21%, compared to the same three month period ending December 31, 1999. The increase was due to growth of revenue from new clients.

          The Company experienced an increase in the cost of goods sold, as a percentage of net sales to 63% compared to 57%, for the three month period ending December 31, 1999. This decrease in gross margins was primarily due to the sales mix.

          Selling, general and administrative expenses include foreign product registration, research studies and development clinical studies professional fees related to accounting and legal. These expenses increased 84% or $.225 million, due primarily to foreign market registration expenses, legal, research and development, clinical trials and payroll.

          Nine months ended December 31, 2000 and December 31, 1999
          ---------------------------------------------------------

          Net sales for the nine months period ending December 31, 2000, was $3.8 million, an increase of $2.1 million or 81% compared to the same period ending December 31, 1999. The increase was primarily due to the addition of new clients combined with a growth of revenue from existing clients.

          The Company experienced an increase in the cost of goods sold, as a percentage of net sales to 71% compared to 63%, for the nine month period of fiscal 2001, resulting in a decrease in gross margin of 8% of sales. The decrease in gross margin, for the nine month period ending December 31, 2000, was due primarily to a change in sales mix.

          Selling, general and administrative expenses were, as a percentage of net sales 32% for the nine months ended December 31, 2000, compared to 60% for the nine months ended December 31, 1999. In terms of absolute dollars, the expenses increased by $.234 million to $1.25 million. The increase was due to increased travel, research and development, legal, clinical trials, and consulting. Included in the selling, general and administrative expenses for the nine month period ending December 31, 1999, was a transaction in which the Company issued 100,000 shares of common stock for services rendered valued at $499,500.

Liquidity.
----------


          The Company historically has financed its operations through borrowings. In October, the Company completed a private placement offering. At December 31, 2000, the Company had cash of approximately $.645 million compared to $.118 million at March 31, 2000.

          At December 31, 2000, the Company had working capital of $1.6 million, compared to working capital at March 31, 2000, of $.02 million. Cash, accounts receivable and inventory increased $.527 million, $.03 million and $.07 million, respectively.

          The Company believes that its cash holdings should be sufficient to fund near term operating activities.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On or about April 6, 2000, the Company was named in a cross-complaint, in response to a suit filed by the President of the Company against his former employer. The cross-complaint does not specifically demand any amounts in which the Company owes, therefore the exposure to the Company is undeterminable. Management believes the cross complaint is without merit and intends to vigorously defend the Company's interest in this matter.

Item 2.   Changes in Securities.

          On March 7, 2000, the Company approved a 3 for 1 forward split of its outstanding common stock.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          Agreement and Plan or Reorganization
          ------------------------------------

          On October 24, 2000, the Company completed an Agreement and Plan of Reorganization (the "Agreement") with Imagenetix, Inc., a Colorado corporation ("Imagenetix Colorado"). As part of the Agreement, it changed its name to "Imagenetix, Inc." and changed its fiscal year end from December 31 to March 31, to coincide with the fiscal year end of Imagenetix Colorado.

          For more information on this Agreement, see the Company's 8-K Current Report dated October 24, 2000, filed with the Securities and Exchange Commission on October 31, 2000. See Item 6.

          Certain Risk Factors
          --------------------

          Although the Company's client base is growing, the Company still relies upon a limited number of clients which comprise the majority of sales. The loss of any of its top three clients, could have a material adverse impact on the operations and financial condition of the Company.

          The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material which is used in product accounting for approximately 70% of the Company's sales for the nine month period ending December 30, 2000. The interruption of supply from this supplier would adversely affect the Company's business and financial condition.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated October 24, 2000, filed with the Securities and Exchange Commission on October 31, 2000.*

         *Incorporated herein by reference.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMAGENETIX, INC.

Date: 2/14/01                            By/s/William P. Spencer
      ----------                           ------------------------
                                           William P. Spencer, Director,
                                           Chief Executive Officer and
                                           President

Date: 2/14/01                            By/s/Debra L. Spencer
      ----------                           ------------------------
                                           Debra L. Spencer, Director,
                                             Secretary and Treasurer