Form 10QSB/A
period 2000-12-31
IMAGENETIX INC /NV/
filed 2001-02-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

          Nine months ended December 31, 2000 and December 31, 1999
          ---------------------------------------------------------

          Net sales for the nine months period ending December 31, 2000, was $3.8 million, an increase of $2.1 million or 126% compared to the same period ending December 31, 1999. The increase was primarily due to the addition of new clients combined with a growth of revenue from existing clients.

          The Company experienced an increase in the cost of goods sold, as a percentage of net sales to 71% compared to 62%, for the nine month period of fiscal 2001, resulting in a decrease in gross margin of 8% of sales. The decrease in gross margin, for the nine month period ending December 31, 2000, was due primarily to a change in sales mix.

          Selling, general and administrative expenses were, as a percentage of net sales 33% for the nine months ended December 31, 2000, compared to 60% for the nine months ended December 31, 1999. In terms of absolute dollars, the expenses increased by $.234 million to $1.25 million. The increase was due to increased travel, research and development, legal, clinical trials, and consulting. Included in the selling, general and administrative expenses for the nine month period ending December 31, 1999, was a transaction in which the Company issued 100,000 shares of common stock for services rendered valued at $499,500.

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