Form 10KSB
period 2001-03-31
IMAGENETIX INC /NV/
filed 2001-07-16
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 33-24138-D

                          IMAGENETIX, INC.
                          ----------------
           (Name of small business issuer in its charter)

           Nevada                                    87-0463772
           ------                                    ----------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)


               16935 West Bernardo Drive, Suite #101
                   San Diego, California 92127
                   ---------------------------
             (Address of principal executive offices)


                          (800) 323-1688
                          --------------
       (Registrant's telephone number, including area code)

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: March 31, 2001 - $4,439,425.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 27, 2001 - $5,257,522. There are approximately 4,206,018 shares of common voting stock of the Registrant beneficially owned by non-affiliates. This valuation is based upon the average bid price ($1.25) on June 27, 2001, for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD").

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              June 27, 2001

                      8,550,000-Common Voting Stock

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of documents incorporated by reference is contained in Part III, Item I.

     Transitional Small Business Issuer Format   Yes X
                                                    ---

                                 PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Imagenetix, Inc. ("Imagenetix" or the "Company," and where applicable, the words "we," "us," "our" and similar designations) was incorporated under the laws of the State of Nevada on March 28, 1988, under the name "Capital Growth, Inc." It was organized to raise capital and to investigate and acquire any suitable assets, property or other business opportunities which management might believe had good business potential. No specific businesses or industries were predetermined.

     In 1989, the Company registered a public offering of units comprising shares of common stock and warrants with the Securities and Exchange Commission. Those warrants were subsequently allowed to expire without exercise and are no longer outstanding.

     The following are recent material developments regarding the Company:

     Year ended March 31, 2001
     -------------------------

     On August 31, 2000, the Board of Directors declared a warrant distribution dividend to all stockholders of record on September 14, 2000. Subject to registration with the Securities and Exchange Commission or an available exemption from the registration requirements of the Securities Act of 1933, am amended (the "Securities Act"), and similar laws, rules and regulation of the states in which stockholders reside, one common stock purchase warrant is to be distributed to each stockholder of record at September 14, 2000, for every four shares of common stock owned. The warrants are exercisable at a price of $1.00 until September 30, 2005; and are redeemable at $0.001 per share under certain conditions, one of which is that the common stock of the Company has publicly traded on any recognized national medium at a price of $3.00 for at least 10 consecutive days. The total number of warrants to be issued under this dividend were 6,125,000. The warrants are still being held in escrow by the Company's transfer and registrar agent, Interwest Transfer Company of Salt Lake City, Utah, for the stockholders of record at September 14, 2000, pending the filing and effectiveness of a registration statement covering the underlying shares or an available exemption from the registration requirements of the Securities Act for the distribution of these warrants. For additional information regarding this warrant dividend distribution, see the Company's 8-K Current Report dated August 31, 2000, which has been previously filed with the Securities and Exchange Commission in the EDGAR Archives at www.sec.gov and which is incorporated herein by reference at Part III, Item 13.

     On October 24, 2000, the Company completed the acquisition of Imagenetix, Inc., a Colorado corporation ("Imagenetix Subsidiary"), pursuant to an Agreement and Plan of Reorganization. 5,731,250 of the 6,125,000 foregoing warrants that were authorized to be distributed to stockholders of record at September 14, 2000, were canceled by agreement with certain principal stockholders, along with 22,500,018 of the 24,500,018 shares of the Company that were outstanding prior to the reorganization. Following the completion of this reorganization, there were 8,550,000 outstanding shares of the Company's common stock; 3,183,750 outstanding warrants, which included warrants to acquire shares of Imagenetix Subsidiary that were exchanged for like warrants to acquire shares of the Company under the reorganization, and the remaining warrants from the warrant distribution to be made to stockholders of record at September 14, 2000; and 525,000 options which were also resulted from exchanged options under the reorganization for like options of the Company. The name of the Company was also changed to "Imagenetix, Inc.," and the Company's accounting year was changed from a calendar year to a fiscal year ended March. For additional information regarding this reorganization and the outstanding warrants and options that were exchanged, see the Company's 8-K Current Reports, as amended, dated August 31, 2000, which have been previously filed with the Securities and Exchange Commission in the EDGAR Archives at www.sec.gov and which are incorporated herein by reference at Part III, Item 13.

    Imagenetix, Inc. was incorporated in the State of Colorado on July 26, 1996, under the name "Internet International Business Management, Inc." It changed its name to "Imagenetix, Inc." on April 27, 1999. At the time of the reorganization, it was engaged in the business of marketing nutritional supplement and skin care products for specific health applications, as more particularly described below. The Company is a successor to these operations.

     Year ended December 31, 1999
     ----------------------------

     For information regarding past material business developments regarding the Company for the year ended December 31, 1999, see the Company's 10-KSB Annual Report which has been previously filed with the Securities and Exchange Commission in the EDGAR Archives at www.sec.gov and which is incorporated herein by reference at Part III, Item 13.

Business.
---------

    The dietary supplement and skin care industries are highly diversified and intensely competitive. It includes companies that manufacture, distribute, and sell products that are generally intended to supplement the daily diet with nutrients that may enhance the body's performance and well being. Dietary supplements include vitamins, minerals, herbs, botanicals, amino acids and compounds derived therefrom. Specific statutory provisions governing the dietary supplements industry were codified in the Dietary Supplement Health and Education Act. This Act provides new statutory protections for dietary supplements. It codifies and strengthens legal protection for statements of nutritional support that provide consumers with information on the effect dietary supplements have upon the structure or functions of the body.

    Dietary supplements are sold primarily through:

    - mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

    -  health food stores;

    -  mail order companies; and

    -  direct sales organizations.

    Our primary marketing thrust is targeted at direct selling, of which network marketing is a significant segment.

    Our management and key personnel carry over 25 years of experience in developing nutritional systems and marketing programs for the network marketing channel of distribution. The management team has been responsible for generating sales from a number of the world's largest direct selling and network marketing companies. Currently, we have generated sales and orders from multiple network marketing companies, one of which is Nikken, a global network marketing company.

    Our strategy also includes targeting large companies who sell primarily through mass market retailers. One notable company who specialize in mass market retailing, from which we have generated purchase orders or sales, are Natrol. Additionally, we have built relationships with companies that sell primarily through health food stores. One of these companies is Nature's Way through which we have generated significant sales, as well as others in this channel of distribution.

    We offer a variety of specialized nutraceutical formulations and compounds along with proprietary skin care products which are designed to be sold to network marketing companies. Since beginning operations in February, 1999, we have generated approximately 15 customers for which we prepare nutritional supplements to be sold by the customer under customer labels. We intend to embark on a more aggressive marketing campaign of capturing orders, diversifying the client base and expanding sales.

    Through March 31, 1999, our primary focus was to establish suppliers, manufacturing agreements and develop business systems. During this period, we were able to successfully implement our business system by generating and collecting on sales of approximately $80,000; since then, we have added over 10 additional clients. Three of these customers represent in excess of 10% of our total orders and sales to date. The loss of any of these customers could have a material detrimental effect on our business. Also, the failure of any of these customers to pay for the products in a timely manner, could have a negative impact on us since we do not have significant financial reserves to supplement such a loss.

Principal Products or Services and their Markets.
-------------------------------------------------

    We offer a number of products, also known in the industry as nutraceutical formulas or formulations, to our clients. These formulations are, in some cases, developed by our clients, co-developed by us and the client, or developed exclusively by us for the client. We also have developed formulations which we intend to offer directly to consumers through the Internet. We categorize our current revenue producing products as those which include Celadrin in the formulation and those that do not. Since our inception, approximately 66% of our revenues were generated from the sale of formulations without Celadrin and approximately 34% were generated from formulations which contained this compound. We provide over 60 formulations on behalf of our clients under the client trade names.

    We use Celadrin to produce a number of dietary supplement and skin care formulations for our clients. Ongoing research may determine the extent of its effects on the body, including the role it may play in providing support for the normal functioning of muscles and joints. We can produce a wide range of formulas using this compound and then market these formulas through multiple distribution channels. Currently, we have sold formulas using this compound primarily to network marketing companies. These companies are reselling the compounds under their own labels and trade names. We do not own or have any interest in the trade marks or names under which these products are sold. Using multiple processes to produce this compound, we are able to offer formulas to our clients in three forms of delivery: soft gel, hard-shell capsule and tablet. Each process employed, from producing the compound to manufacturing the product, has been co-developed and co-engineered by our staff in collaboration with the supplier and manufacturer. We believe Celadrin will be our principal compound in the foreseeable future, particularly if clinical research provides a clearer indication of the role the compound plays in the area of joint health. We intend to expand the number of clients who use this compound in formulas and to develop a unique formula for each specific client.

    We have also developed a natural compound extracted from artichoke and sarsaparilla which has demonstrated in a medical double-blind placebo study to assist the human body in improving the functions of the liver. This product is proprietary to us and was specifically developed by Dr. Charles Cochran, one of our directors. We currently have received orders for this product from two network marketing companies.

    Our developed products include a proprietary skin care products for the face, which we believe contain unique ingredients designed to be beneficial to the skin. The skin care products were designed and developed to be sold to network marketing companies seeking unique skin and beauty care products. The products consist of exfoliants, moisturizers and masks. Full product development has been completed, and we are beginning to market the products to targeted network marketing companies which would offer these products under their own private labels.


Marketing

    Since inception, we have marketed our products and custom formulations to clients in multiple channels of distribution. Using part of the funds raised from private offerings, we plan to more aggressively implement the following three-phase marketing strategy:

    The first phase is to continue to offer our proprietary products to existing clients and seek new customers, primarily those engaged in the network marketing and mass marketing of nutraceutical products. We would assist these clients in designing nutritional and skin care systems using our formulations. We would also prepare and design marketing materials, provide spokespersons to help market the product and provide an array of other value added services to assist each client in enhancing and expanding its business.

    The second phase of the marketing program would be to offer additional products to those network and mass marketing companies. The additional products would include items which they would be currently offering, but which would be presently furnished through another supplier or manufacturer. We believe we could furnish these additional products at competitive prices coupled with providing added services to assist the client in marketing their nutraceutical and skin care products.

    Globestar

    We have implemented an online Intranet computer system known as "Globestar," which will be a proprietary, interactive, multimedia, global inter-linking system which we use in marketing to all of our clients. A primary function of the system will be to update the status of all of our products and client orders, from inception, to development, and to delivery.

    A preassigned access code will enable clients and manufacturers to enter into select regions of the Globestar system. This will allow clients and manufacturers to have information on product progress through an automatically updated sales order system. Through the extensive use of multi-media and intra-linking programs, Globestar is designed to provide for clients hard to find or breakthrough ingredients in the nutraceutical and skin care industry.

     Additional features of Globestar include:

    -  world-wide online access for our key clients;

    -  product delivery schedule; and

    - rapid registration or certification of products destined for foreign markets.

Competition.
------------

    The nutraceutical and skin care products industries are large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of our product lines, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries and Perrigo Company. Most of our competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources than do we. In addition, nutritional supplements can be purchased in a wide variety of distribution channels. While we believe that consumers appreciate the convenience of ordering products from home through the Internet or a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. Our offerings in each product category are also relatively small compared to the wide variety of products offered by many other nutritional product companies.

Sources and Availability of Raw Materials.
------------------------------------------

    We develop, formulate and design nutritional and skin care systems, but do not manufacture any of our own products. We currently purchase ingredients from suppliers that we consider to be the superior suppliers of these ingredients. We currently have a single source supplier of Celadrin and an agreement is in place to protect our right to purchase sufficient quantities of this material to meet our estimated needs. We believe that, in the event we are unable to obtain any ingredients from our current suppliers, we could obtain substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of such a supplier would not have a material adverse effect on our business and results of operations.

    We rely on a number of manufacturers to produce our personal care and nutritional products. We have written confidentiality and client exclusivity agreements with those key manufacturers. However, we believe that in the event our relationship with any of our key manufacturers is terminated, we would be able to find suitable replacement manufacturers. Further, there can be no assurance that the loss of a manufacturer would not have a material adverse effect on our business and results of operations.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

    We have trademarks for the names "Globestar" and "Celadrin."

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

    In both the United States and foreign markets, we are or will be subject to and affected by extensive laws, governmental regulations, and similar constraints at the federal, state and local levels. For example, we will be subject, directly or indirectly, to regulations pertaining to the following:

    -  dietary ingredients;

    - the manufacturing, packaging, labeling, promotion, distribution, importation, sale and storage of our products;

    - product claims, labeling, and advertising (including direct claims and advertising by us as well as claims in labeling and advertising by associates, for which we may be held responsible);

    - transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and

    - taxation, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records.

    The dietary ingredients, manufacturing, packaging, storing, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture, the Department of Customs, the Patent and Trademark Office and the Environmental Protection Agency. Our activities are, or may be, also regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed, and/or sold. The FDA, in particular, regulates the ingredients, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements and OTC drugs, such as those we distribute. We and our suppliers are required by FDA regulations to meet relevant current good manufacturing practice guidelines for the preparation, packing and storage of foods and drugs. The FDA has published proposed rules for the establishment of good manufacturing practices for dietary supplements, but it has not yet issued a proposal rule. The FDA conducts unannounced inspections of companies that manufacture, distribute and sell dietary supplements, issues warning letters for rule violations found during these inspections and refers matters to the U.S. Attorneys and Justice Department for prosecution under the Federal Food, Drug, and Cosmetic Act. There can be no assurance that FDA will not question our labeling or other operations in the future.

    The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts, and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Dietary ingredients first marketed on or after October 15, 1994, may not be distributed or marketed in interstate commerce unless:

    - the manufacturer has proof that the dietary ingredient has been present in the food supply as an article used for food in a form in which the food has not been chemically altered, or

    - the manufacturer supplies FDA with proof to the agency's satisfaction of the dietary ingredient's safety.

Manufacturers and distributors of dietary supplements may include statements of nutritional support, including structure and function claims, on labels, in labeling, and in advertising if:

    - the claims are corroborated by "competent and reliable scientific evidence" consistent with FTC standards for advertising review;

    - the claims for labels and labeling are filed in a certified notice with the FDA no later than 30 days after first market use of the claims;

    - the manufacturer retains substantiation that the claims are truthful and non-misleading;

    - each claim on labels and in labeling is cross-referenced by an asterisk to a mandatory FDA disclaimer.

    The majority of the products marketed, or proposed to be marketed, by us are classified as dietary supplements under the FFDCA. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. These regulations cover:

    - the identification of dietary supplements and their nutrition and ingredient labeling;

    - the terminology to be used for nutrient content claims, health claims, and statements of nutritional support, including structure and function claims;

    - labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made;

    - notification procedures for statements of nutritional support, including structure and function claims, on dietary supplement labels and in their labeling; and

    - pre-market notification procedures for new dietary ingredients in dietary supplements.

The notification procedures became effective in October 1997, while the new labeling requirements did not become effective until March 23, 1999.

    Dietary supplements are subject to the federal laws dealing with drugs and are subject to the regulations of the FDA. Those laws regulate, among other things, health claims, ingredient labeling, and nutrition content claims characterizing the level of nutrient in the product. Those laws prohibit the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. A federal court has ruled that the FDA must authorize health claims presented to the agency in health claims petitions unless they are inherently misleading and must rely on disclaimers to eliminate any potentially misleading connotation conveyed by a claim. The court held that even claims not found supported by significant scientific agreement must be allowed if disclaimers can correct misleading connotations. The court ruled that the FDA violated the Administrative Procedure Act by not defining its significant scientific agreement standard of review and ordered the FDA to define the standard in a way that would enable regulates to perceive the principles which guide agency action.

    In foreign markets, prior to starting operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we may be required to work with local authorities in order to obtain the requisite approvals, license or certification. The approval process generally would require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. These approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or certain ingredients. We must also comply with product labeling and packaging regulations that vary from country to country.

    The Federal Trade Commission, which exercises jurisdiction over the marketing practices and advertising of all products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the commission requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of its products, there can be no assurance that this agency will not question our advertising or other operations in the future.

    We believe we are in compliance with all material government regulations which apply to our products. However, we are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These future changes could, however, require the reformulation or elimination of certain products; imposition of additional record keeping and documentation requirements; imposition of new federal reporting and application requirements; modified methods of importing, manufacturing, storing, or distributing certain products; and expanded or different labeling and substantiation requirements for certain products and ingredients. Any or all of these requirements could have a material adverse effect on our business, results of operations and financial condition.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     See the heading "Governmental Approval of Principal Products or
Services."

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

     See the heading "Governmental Approval of Principal Products or
Services."

Research and Development Expenses.
----------------------------------

     We expended approximately $120,000 in fiscal 2001 for research and development activities; and approximately $20,000 in fiscal 2000.

Number of Employees.
--------------------

    At March 31, 2001, we had seven full-time employees, one of whom is also an executive officer of the Company.

Item 2.  Description of Property.
         ------------------------

    We currently occupy approximately 5,768 square feet of office space located at 1625 West Bernardo Drive, Suites 101 and 101A, San Diego, California 92127. We have entered into a three year lease for this space and will pay approximately $13,635 for the monthly lease payments.

Item 3.  Legal Proceedings.
         ------------------

     Except for the following, we are not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or other person who may be deemed to be our "affiliate" or who is the owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

     On or about April 6, 2000, the Company was named in a cross-complaint, in response to a suit filed by the President of the Company against his former employer. The cross-complaint does not specifically demand any amounts in which the Company owes; therefore the exposure to the Company is undeterminable at this time. Management believes that the cross complaint is without merit and intends to vigorously defend the Company's interest in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None, not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is traded on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "IAGX."

     The range of high and low bid quotations for the Company's common stock during each quarter of the calendar year ended March 31, 2001, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---

May 17, 1999                            $0.02               $0.02

June 30, 1999*                          $0.0625             $0.0625

September 30, 1999                      $0.0625             $0.0625

December 31, 1999                       $0.0625             $0.0625

March 31, 2000                          $1.9375             $0.625

June 30, 2000                           $2.375              $1.25

September 30, 2000                      $2.3125             $1.25

December 31, 2000                       $2.21875            $1.0625

March 31, 2001                          $1.59375            $1.00

* 1 for 20 reverse split effective May 18, 1999

Recent Sales of Unregistered Securities.
----------------------------------------

     The following "restricted securities" of the Company were sold during the past three calendar years:

Name                   Number of Shares        Date            Consideration
----                   ----------------        ----            -------------
One Person               499,500               6/99            $    8,658 (1)
Stock Offering         1,400,000               9/00            $1,400,000
Reorganization         2,000,000               9/00                 (2)
Five Persons             300,000               9/00            $  335,507 (3)
One Person               100,000               9/00            $  100,000 (4)

          (1) Issued for services rendered that were valued at $0.017 per share.

          (2) Issued in connection with the Imagenetix Subsidiary reorganization.

          (3)  Issued in conversion of outstanding debt.

          (4) Issued for services rendered that were valued at $1.00 per share.

     We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Holders.
--------

     The number of record holders of the Company's common stock as of June 27, 2001, was approximately 329.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of Sanguine's business. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

            PRELIMINARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "1995 ACT"). SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE
ECONOMIC PERFORMANCE OF THE COMPANY.   ASSUMPTIONS RELATING TO THE FOREGOING
INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Plan of Operation.
------------------

     Imagenetix develops, formulates and private labels natural based products for the purpose of marketing on a global basis through multiple channels of distribution. Imagenetix's focus is to market to domestic and international network marketing companies. As Imagenetix continues to grow, the Company plans to continue to expand with new product offerings and into new distribution channels. The Company will be able to provide products to its clients in various forms of delivery, including soft gels, hard shell capsules, tablets, creams, liquids and other forms as well. Imagenetix currently markets over 60 products throughout the world on a private label basis. Over the next two quarters, the Company plans to conduct additional studies on its Celadrin (trademark) product. Celadrin (trademark) is a nutritional supplement that can be sold through a variety of distribution channels and is designed to provide support for healthy joint function and mobility.

Results of Operations.
----------------------

     The following discussion refers to the twelve-month period ended March 31, 2001, and the fiscal year ended March 31, 2000, respectively.

     Fiscal Year Ended March 31, 2000, Compared With Fiscal Year Ended March 31, 2001.
---------

     For the fiscal year period ended March 31, 2001, net sales of $4,639,425 increased $1,724,448, or 59%, compared to net sales of $2,914,977 for fiscal year period ended March 31, 2000. The increase was primarily due to addition of new customers and introduction of new products for existing clients.

     The Company's strategy for future growth is to continue to focus on garnering additional network marketing clients, expanding revenue with existing clients and expand into foreign countries through existing clients.

     During fiscal year period ended March 31, 2001, the Company experienced an increase in the cost of goods sold as a percentage of sales, to 73% compared to 66% for the fiscal year ended March 31, 2000. The increase reflects a higher sales mix in the category of ingredient sales, which has lower profit margins coupled with raw materials utilized to develop new products, such as the Company's Ceadrin (trademark) cream.

     Selling, general and administrative expenses for the fiscal year ending March 31, 2001, were $1,601,806, or 34% as a percentage of sales, which
represented an increase from 26% for fiscal year ending March 31, 2000.   The
expense increase was due to a combination of increased legal, research and development related consulting costs and non-recurring expenses associated with the Company's private placement of securities and the implementation of the Company's Business-to-Business Intranet system, Globestar (registered).

     The Company experienced a net loss for fiscal 2001 of $(360,235) compared to a net profit of $87,106 for fiscal 2000. This net loss figure did not take into consideration the tax benefit of $129,009 resulting from the Company's net operating loss carryover as the Company offset the $129,009 tax asset with a $129,009 valuation allowance due to the realization of the tax assets being dependent on the future earnings of the Company which cannot be reasonably estimated. The net loss was due to reasons discussed above. Net loss per common share was $(0.05) for fiscal 2001 compared to diluted net profit per common share of $0.01 for 2000.

Liquidity.
----------

     During the fiscal year period ending March 31, 2001, the Company's Imagenetix Subsidiary raised approximately $1.4 million in capital through a private placement of its securities. At March 31, 2001, the Company had cash holdings of $489,041, an increase of $371,096 compared to March 31, 2000. Funds were primarily utilized to increase inventory and accounts receivable. The Company's net working capital position as of March 31, 2001, was $1,195,042 compared to $74,963 as of March 31, 2000.

     Although the Company's client base is growing, the Company still relies upon a limited number of clients that comprise the majority of its sales. The loss of any of its top three clients could have a material adverse impact on the operations and financial condition of the Company.

     On or about April 6, 2000, the Company was named in a cross-complaint, in response to a suit filed by the President of the Company against his former employer. The cross-complaint does not specifically demand any amounts in which the Company owes; therefore the exposure to the Company is undeterminable at this time. Management believes the cross complaint is without merit and intends to vigorously defend the Company's interest in this matter.

     The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 70% of the Company's sales for the nine month period ended December 31, 2000. The interruption of raw material from this supplier would adversely affect the Company's business and financial condition.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          March 31, 2001, and March 31, 2000

          Independent Auditors' Report

          Consolidated Balance Sheet - March 31, 2001

          Consolidated Statements of Operations for the years ended March 31, 2001 and March 31, 2000

          Consolidated Statement of Stockholders' Equity for the years ended March 31, 2001 and March 31, 2000

          Consolidated Statements of Cash Flows for the years ended March 31, 2001 and March 31, 2000

          Notes to Consolidated Financial Statements

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                     CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)




                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                        1


        -  Consolidated Balance Sheet, March 31, 2001          2


        -  Consolidated Statements of Operations, for the
             years ended March 31, 2001 and 2000               3


        -  Consolidated Statement of Stockholders' Equity,
             for the years ended March 31, 2001 and 2000       4


        -  Consolidated Statements of Cash Flows, for the
             years ended March 31, 2001 and 2000           5 - 6


        -  Notes to Consolidated Financial Statements     7 - 16

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
IMAGENETIX, INC. AND SUBSIDIARY
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. (Formerly Capital Growth, Inc.) and Subsidiary at March 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. and Subsidiary as of March 31, 2001, and the results of its operations and its cash flows for the year ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.




June 9, 2001
Salt Lake City, Utah


                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)
                        CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                                  March 31,
                                                     2001
                                                 ___________
CURRENT ASSETS:
  Cash in bank                                    $  489,041
  Account receivable, net                            475,988
  Employee receivable                                 37,388
  Inventory                                          632,741
  Prepaid expenses                                    44,430
  Deferred tax asset                                   1,193
                                                 ___________
        Total Current Assets                       1,680,781

PROPERTY AND EQUIPMENT, net                          122,161

OTHER ASSETS                                          63,536
                                                 ___________
                                                  $1,866,478
                                                ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  278,693
  Accrued liabilities                                 13,177
  Customer deposits                                   31,870
  Income tax payable                                  22,130
  Notes payable - related party                      133,570
  Current portion of capital leases                    6,299
                                                 ___________
        Total Current Liabilities                    485,739

CAPITAL LEASE LIABILITIES, less current portion        5,719

DEFERRED TAX LIABILITY                                 1,193
                                                 ___________
        Total Liabilities                            492,651
                                                 ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued
   and outstanding                                         -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                     8,550
  Capital in excess of par value                   1,658,557
  Retained earnings (deficit)                      (293,280)
                                                 ___________
        Total Stockholders' Equity                 1,373,827
                                                 ___________
                                                  $1,866,478
                                                ____________

The accompanying notes are an integral part of this consolidated financial statement.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the
                                                 Year Ended
                                                 March 31,
                                          _______________________
                                              2001        2000
                                          ___________ ___________
NET SALES                                  $4,639,425  $2,914,977

COST OF GOODS SOLD                          3,375,043   1,923,878
                                          ___________ ___________
GROSS PROFIT                                1,264,382     991,099
                                          ___________ ___________
EXPENSES:
  General and administrative                1,393,130     689,788
  Selling expense                             208,676      73,405
                                          ___________ ___________
        Total Expenses                      1,601,806     763,193
                                          ___________ ___________
INCOME (LOSS) FROM OPERATIONS               (337,424)     227,906
                                          ___________ ___________
OTHER INCOME (EXPENSE):
  Interest expense - related party           (55,419)    (39,725)
  Interest expense                            (2,000)           -
  Costs of unsuccessful stock offering              -    (71,927)
  Other income                                 16,482         107
                                          ___________ ___________
        Total Other (Expense)                (40,937)   (111,544)
                                          ___________ ___________
INCOME (LOSS) BEFORE INCOME TAXES           (378,361)    116,362

CURRENT TAX EXPENSE (BENEFIT)                (21,876)      33,006

DEFERRED TAX EXPENSE (BENEFIT)                  3,750     (3,750)
                                          ___________ ___________
NET INCOME (LOSS)                          $(360,235)  $   87,106
                                           ________________________

EARNINGS (LOSS) PER COMMON SHARE           $     (.05) $      .01
                                           ________________________

The accompanying notes are an integral part of these consolidated financial statements.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                      Preferred Stock       Common Stock           Capital in
                     _________________ _______________________      Excess of
                                                                    Retained
                     Shares   Amount   Shares    Amount  Par Value  Earnings
                     _______________________________________________________
BALANCE, March
  31, 1999                -       -  5,400,000    5,400   57,542    (20,151)

Issuance of common
  stock for services
  rendered June 1999,
  at $.017 per share      -       -    499,500      500    8,158           -

Cancellation of
  common stock
  June 1999               -       -  (724,500)    (725)      725           -

Net income for the
  year ended March
  31, 2000                -       -          -        -        -      87,106
                     _______________________________________________________
BALANCE, March
  31, 2000                -       -  5,175,000    5,175   66,425      66,955

Issuance of common
  stock for cash at
  $1.00 per share
  less $273,000
  stock offering
  costs, September 2000   -       -  1,400,000   1,400 1,170,600          -

Effect of
  recapitalization of
  Subsidiary in a
  manner similar to a
  reverse purchase,
  September 2000          -       -  2,000,000   2,000  (14,000)          -

Cancellation of
  common stock,
  September 2000          -       -  (425,000)   (425)       425          -

Issuance of common
  stock for debt relief
  at $1.12 per share,
  September 2000.         -       -    300,000    300    335,207          -

Issuance of common
  stock for services
  rendered  at $1.00
  per share,
  September 2000          -       -    100,000    100     99,900          -

Net income for the
  year ended March
  31, 2001                -       -          -      -          -   (360,235)
                    ________________________________________________________
BALANCE, March
  31, 2001          $     - $     - $8,550,000 $8,550 $1,658,557  $(293,280)
                    ________________________________________________________

The accompanying notes are an integral part of this consolidated financial statement.
                                    -4-


                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                  For the
                                                Years Ended
                                                  March 31,
                                           __________________________
                                              2001         2000
                                           __________________________
Cash Flows from Operating Activities:
  Net income (loss)                       $ (360,235)   $    87,106
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense        19,204         8,156
    Stock issued for services                 100,000         8,658
    Deferred taxes                              3,750       (3,750)
    Changes in assets and liabilities:
      (Increase) decrease in account
      receivable                              234,119     (710,107)
      (Increase) in employee receivable      (37,388)             -
      (Increase) in inventory               (246,001)     (384,909)
      (Increase) in prepaid expenses         (44,430)      (53,065)
      Increase (decrease) in accounts
      payable                                (76,258)       351,937
      Increase in accrued liabilities        (10,720)        14,174
      Increase in customer prepayments         31,870             -
      Increase in interest payable
      - related party                               -        40,601
      Increase in income tax payable         (10,876)        33,006
                                       ____________________________
        Net Cash (Used) by Operating
          Activities                        (396,965)     (608,193)
                                       ____________________________
Cash Flows from Investing Activities:
  Acquisition of office equipment            (73,971)      (51,546)
  Acquisition of other assets                 (5,973)       (2,920)
                                       ____________________________
        Net Cash (Used) by Investing
          Activities                         (79,944)      (54,466)
                                       ____________________________
Cash Flows from Financing Activities:
  Proceeds from notes payable
  - related party                                  -        643,500
  Payments on notes payable - related
  party                                    (317,930)        (4,000)
  Payments on lease liabilities              (6,065)              -
  Proceeds from common stock
  issuance, net                            1,400,000              -
  Payment of stock offering costs          (228,000)              -
                                       ____________________________
        Net Cash Provided by
          Financing Activities               848,005        639,500
                                       ____________________________
Net Increase (Decrease) in Cash              371,096       (23,209)

Cash at Beginning of Period                  117,945        141,154
                                       ____________________________
Cash at End of Period                     $  489,041    $   117,945
                                       ____________________________

                                    -5-

                                [Continued]
                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                                    For the
                                                   Year Ended
                                                    March 31,
                                          ____________________________
                                                2001         2000
                                          ____________________________
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the period for:
    Interest                              $    63,513   $         -
    Income taxes                          $         -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period ended March 31, 2001:
     The Company issued 100,000 shares of common stock for services rendered valued at $100,000 or $1.00 per share.

     The Company issued 300,000 shares of common stock in payment of $300,000 notes payable and $35,507 in related accrued interest or $1.12 per share.

     The Company canceled 425,000 shares of common stock as part of a merger agreement.

     The Company effectively issued 2,000,000 shares of common stock as a result of the recapitalization of Subsidiary in a manner similar to a reverse purchase. The Company also assumed a $12,000 note payable as part of the merger agreement.

     The Company entered into a lease agreement for equipment valued at $1,193.

  For the period ended March 31, 2000:
     The Company issued 499,500 shares of common stock for services rendered valued at $8,658.

The accompanying notes are an integral part of these consolidated financial statements.
                                     -6-

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. (formerly Capital Growth, Inc.) ["Parent"] organized under the laws of the State of Nevada on March 28, 1998; and its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 (formerly Internet International Business Management, Inc.) and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products.

  During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. In connection with the agreement shareholders of the Subsidiary contributed and canceled 425,000 shares of common stock. The Subsidiary issued 100,000 shares of common stock for legal fees. The agreement required the Subsidiary shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of the Parent and the Parent's shareholders to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. The Parent also
  canceled   5,731,250   of  the  6,125,000  outstanding   warrants.   These
  transactions  were accounted for as a recapitalization of  the  Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent. After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the merger, the parent changed its name to Imagenetix, Inc.

  On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Subsidiary or Imagenetix CA as a result of the recapitalization [See Note 7].

  The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation  -  All  significant intercompany  transactions  between  the
  Parent  and  Subsidiary,  and  Subsidiary  and  Imagenetix  CA  have   been
  eliminated in consolidation.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Trademarks - Costs of purchasing trademarks are amortized on a straight-line basis over 17 years.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years.

  Inventory - Inventory is carried at the lower of cost or market method of valuation.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 9].

  Revenue Recognition - Revenue is recognized when the product is shipped.

  Advertising Costs - Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $0 and$4,000 for the year ended March 31, 2001 and 2000.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORY

  Inventory is carried at the lower of cost or market value.

  Inventory consists of the following:
                                            March 31,
                                               2001
                                            _________
         Finished goods                      $604,380
         Boxes, labels, & bottles             53,361
         Reserve for obsolete inventory      (25,000)
                                            _________
                 Total Inventory             $632,741
                                            _________
NOTE 3 - TRADEMARKS

  During the years ended March 31, 2001 and 2000 the Company recorded $3,490 and $3,776, to register trademark names for its products recorded as other assets.

  For the years ended March 31, 2001 and 2000 amortization expense was $274 and $109.

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation:

                                             March 31,
                                                2001
                                             _________
       Lease-hold improvements                $105,142
       Office equipment                        22,707
       Leased equipment                        21,341
                                             _________
                                              149,190
       Less accumulated depreciation          (27,028)
                                             _________
                                              $122,161
                                             _________

  Depreciation expense for the periods ended March 31, 2001 and 2000 was $18,843 and $8,047.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE - RELATED PARTY

  The following is a summary of notes payable to related parties, as of March 31, 2001:

     10% unsecured demand note to an
      officer/shareholder, due July 20, 2000          40,000

     10% unsecured demand note to an
      officer/shareholder, due July 28, 2000          75,000

     10% unsecured demand note to an
      officer/shareholder, due September 10, 2000     18,570
                                                  __________
                                                     133,570
                              Less current portion (133,570)
                                                  __________
                              Long-term portion    $       -
                                                  __________

During the year ended March 31, 2001, $150,000 of the amount paid on notes payable related party was paid by paying $150,000 in legal services for the president of the Company. The company is currently negotiating with the shareholder to combine and extend the terms of these notes, which are currently in default. During the years ended March 31, 2001 and 2000 the Company recorded $57,520 and $39,725 in interest on these notes.

NOTE 6 - LEASE OBLIGATIONS

  Capital Lease - During the year ended March 31, 2001, the Company entered into an additional capital lease for computer equipment which expires in January 2004. The asset and liability under the capital lease were recorded at $1,193. Depreciation expense on capital leases for the year ended March 31, 2001 and 2000 amounted to $4,268 and $184.

  The following schedule details equipment purchased under capital leases as of March 31, 2001:

                                   March 31, 2001
                                   ______________
         Lease equipment           $     21,341
         Less accumulated
           depreciation                 (8,161)
                                   ______________
                                         13,180
                                   ______________

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASE OBLIGATIONS [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

     For the Year Ended March 31,               Lease Payments
        _____________________                   ______________
                 2002                            $    7,673
                 2003                                 3,273
                 2004                                 2,798
                 2005                                   571
                 2006                                     -
                                                ______________
     Total future minimum lease payments          $   14,315
     Less:     amounts   representing
     interest   and   executory    costs
                                                     (2,297)
                                                 _____________
     Present value of the future
     minimum lease payments                           12,018
     Less:  current portion                          (6,299)
                                                 _____________
     Capital lease obligations - long-term        $    5,719
                                                 _____________

  Operating Lease - The Company has entered into a building lease for its office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the years ended March 31, 2001 and 2000 amounted to $167,375 and $42,115. The following is a schedule of minimum annual rental payments for the next five years.

        Year Ending                            Minimum Annual
         March 31,                            Rental Payments
         __________                            _____________
            2002                                  $167,375
            2003                                   97,636
            2004                                        -
            2005                                        -
            2006                                        -
                                               _____________
                                                  $265,011
                                               _____________

NOTE 7 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Stock Bonus Plan - During the year ended March 31, 2000 the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. During June 1999 an officer and majority shareholder returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the company.

  Warrants - Capital Growth, Inc. (Parent) had warrants to purchase 393,750 shares of common stock, at $1.00 per share, prior to its merger with Imagenetix, Inc. These warrants retained their characteristics as part of the merger agreement. The Company also issued Class A warrants to purchase 1,090,000 shares of common stock at $1.00 per share, Class B Warrants to purchase 950,000 shares of common stock at $1.10 per share; Class C Warrants to purchase 750,000 shares of common stock at $2.00 per share and Class D Warrants to purchase 100,000 shares of common stock at $1.75 per share. The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of March 31, 2001 none of the warrants had been exercised.

  Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2001, the Company had 8,550,000 shares of common stock authorized and issued.

  Acquisition - During October, 2000, Subsidiary stockholders contributed and canceled 425,000 common shares of the Subsidiary. The Subsidiary also issued 100,000 common shares in payment of legal fees related to the merger and issued 300,000 common shares in payment of $300,000 in notes payable and $35,507 in accrued interest. The Subsidiary transferred to the Parent all 6,550,000 common shares outstanding in the Subsidiary for 6,550,000 common shares of the Parent. The Subsidiary's warrant and option holders shall exchange 2,790,000 warrants and 525,000 options for like warrants and options of the Parent. The Parent will cancel 22,500,018 of the 24,500,018 outstanding shares of the Parent and 5,731,250 of the 6,125,000 warrants of the Parent. After giving effect to the preceding transactions the Parent will have 8,550,000 common shares, 3,183,750 warrants and 525,000 options to purchase common shares of the Parent outstanding post merger. The ownership interests of the former owners of Subsidiary in the combined enterprise will be greater than the ongoing shareholders of the Parent and, accordingly, the management of Subsidiary will assume operating control of the combined enterprise. Consequently, the acquisition is accounted for as a recapitalization of Subsidiary, wherein Subsidiary purchased the assets of Parent and accounted for the transaction in a manner similar to a "Reverse Purchase" for accounting purposes.

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 7 - CAPITAL STOCK [Continued]

  The Company issued 100,000 shares of common stock for $100,000 in legal services, $20,000 of which was offset against the proceeds of the private placement offering as stock offering costs. At March 31, 2001, the Company has recorded a prepaid of $24,430 for legal services to be rendered by the shareholder.

  The Company issued 300,000 shares of common stock in payment of $300,000 in notes payable and $35,507 in accrued interest at $1.12 per share.

  Option - A summary of the status of the options granted under the 2001 stock option plan and other agreements at March 31, 2001 and 2000, and changes during the year and period then ended are presented in the table below:

                                                    2001
                                     ___________________________
                                                   Weighted Average
                                             Shares Exercise Price
                                        ________________________
         Outstanding at beginning of
           period                                  -  $        -
         Granted                             525,000        2.00
         Exercised                                 -           -
         Forfeited                                 -           -
         Expired                                   -           -
                                        ________________________
         Outstanding at end of period        525,000  $     2.00
                                        ________________________
         Exercisable at end of period              -  $        -
                                        ________________________
          Weighted  average fair value
            of options  granted              525,000  $      .00
                                        ________________________


  Stock Option - The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended March 31, 2001: risk-free interest rate of 6.4%, expected dividend yield of zero, expected lives of ten years and expected volatility of 100%.

  A summary of the status of the options outstanding under agreements at March 31, 2001 is presented below:

                            Options Outstanding           Options Exercisable
            _______________________________________ _________________________
                                           Weighted-
  Range of               Weighted-Average   Average          Weighted-Average
  Exercise     Number       Remaining      Exercise   Number      Exercise
   Prices    Outstanding Contractual Life   Price   Exercisable    Price
  _________ ____________ ________________ _________ __________ ______________
  $  2.00    525,000        9.5 years      $   2.00   103,335    $   2.00

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  The Company accounts for option agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Had compensation cost for these options been determined, based on the fair value at the grant dates for awards under these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been the proforma amounts as indicated below:
                                               For the Years Ended
                                                    March 31,
                                           __________________________
                                                 2001       2000
                                           _____________ ____________
     Net Loss applicable to
     common stockholders       As  reported   $(360,235)   $ 87,106
                                   Proforma   $(360,235)   $ 87,106

     Earnings per Share        As reported    $    (.05)   $    .01
                                  Proforma    $    (.05)   $    .01

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

  At March 31, 2001 and 2000, the totals of all deferred tax assets were $110,285 and $8,997, respectively. The totals of all deferred tax liabilities were $1,193 and $5,248, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of $109,091. The net change in the valuation allowance for the year ended March 31, 2001 was $109,001.

  The temporary differences gave rise to the following deferred tax asset (liability) at March 31:
                                               2001       2000
                                            _________  _________
      Excess of tax over financial
        accounting depreciation              $(1,193)    (5,247)
      Related party interest                       -       8,997
      Donations                                  518           -
      Allowance for obsolete inventory         9,959           -
      Allowance for bad debt                  17,926           -
      Net operating loss carryover state      17,144           -
      Net operating loss carryover federal    64,737           -
      Valuation allowance                  (109,091)           -

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  The Components of federal income tax expense from continuing operations consisted of the following :
                                             For the Year Ended
                                                 March 31,
                                         _______________________
                                               2001       2000
                                            _________  _________
      Current income tax expense:
            Federal                         $(21,876)  $  21,876
            State                                   -     11,130
                                            _________  _________
      Net current tax expense               $(21,876)  $  33,006
                                            _________  _________
      Deferred tax expense (benefit)
        resulted from:
      Excess of tax over financial
        accounting depreciation             $ (4,054)  $   5,247

      Donations                                  (518)         -
      Related party interest accrual             8,997   (8,997)
      Allowance for obsolete inventory         (9,959)         -
      Allowance for bad debt                  (17,926)         -
      Net operating loss carryover state      (17,144)         -
      Net operating loss carryover federal    (64,737)         -
      Valuation allowance                      109,091         -
                                            __________  ________
      Net deferred tax (benefit)            $   3,750  $ (3,750)
                                            ____________________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:


                                            Year Ended March 31,
                                         _______________________
                                               2001       2000
                                            _________  _________
      Computed tax at the expected
        federal statutory rate                34.00%     34.00%

      State income taxes, net of
        federal benefit                         5.83       5.83
      NOL carryovers                           -         (6.49)
      Difference in statutory rate            (3.04)    (10.10)
      Other                                   (3.17)       1.90
      Valuation allowance                    (28.83)          -
                                            _________  _________
      Effective income tax rates               4.79%     25.14%
                                            ____________________

                      IMAGENETIX, INC. AND SUBSIDIARY
                      (Formerly Capital Growth, Inc.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period presented:
                                              For the years
                                             ended March 31,
                                        __________________________
                                             2001         2001
                                        __________________________
  Income (loss) from continuing
    operations available
    to common shareholders (Numerator)   $(360,235)   $   87,106
                                        __________________________
  Weighted average number of common
    shares outstanding used in loss per
    share during the period (Denominator) 6,953,151    5,231,250
                                        __________________________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

NOTE 10 - CONCENTRATION OF CREDIT RISK

  During the year ended March 31, 2001, the Company had three major customers who accounted for 42%, 19% and 16% of sales. The Company's President owns 15% of a customer who accounted for approximately 16% of the Company's total sales. The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 70% of the Company's sales. The interruption of raw materials or the loss of one of these major customers would adversely affect the Company's business and financial Condition.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; not applicable.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


Directors and Executive Officers.
---------------------------------

                                               Date of          Date of
                            Positions         Election or      Termination
  Name                      Held              Designation      or Resignation
  ----                      ----              -----------      --------------
William P. Spencer          President             1/99               *
                            CEO                   1/99               *
                            Director              1/99               *

Patrick S. Millsap, Ph.D.   Vice President
                            of Marketing          5/99               *

Derek C. Boosey             Vice President
                            International Sales   9/99               *

Dr. Charles L. Cochran      Director              4/99               *

Debra L. Spencer            Secretary             3/99               *
                            Treasurer             3/99               *
                            Director              3/99

Peter H. Antoniou, Ph.D.    Director              4/99               *

          * These persons presently serve in the capacities indicated.

Term of Office.
---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which will be scheduled by the Board of in each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

     William P. Spencer, age 48, has served as Imagenetix's President and CEO since January 1999. From January 1986 until December 1996, he served as Chief Operating Officer, Chief Financial Officer and Executive Vice President of Natural Alternative International, Inc. ("NAI"), a company engaged in the formulation and production of encapsulated vitamins and nutrients. He was President of NAI from December 1996 until October 1998 and was a director from January 1986 until October 1998. From 1976 to 1988, he was a regional vice president fro San Diego Trust and Savings Bank. Mr. Spencer earned a B.S. Degree in finance and MBA degree from San Diego State University.

     Patrick S. Millsap, Ph.D., age 48, has served as Imagenetix's Vice President of marketing since May 1999. From January 1990 until May 1999, he was employed by Natural Alternatives International, Inc. as a Senior Account Manager. From 1988 to 1990, Dr. Millsap was Director of Marketing for Sonergy, Inc., a vitamin distributor. Dr. Millsap graduated in 1990 from San Diego State University with a B.A. degree in history. He received a Certificate of International Business from the University of San Diego in 1996 and earned a Ph.D. degree in philosophy from the University of Palmer Green, London, England in 2000.

     Derek C. Boosey, age 58, is the Senior Olympics gold medallist in the triple jump in the 55 to 60 age class. Mr. Boosey has served as Imagenetix's Vice President of International Sales since September 1999. From 1994 to September 1999, he was a New Business Manager for Natural Alternatives International, Inc., and from 1990 to 1994 was Director for Marketing for Athletics Canada. From 1984 to 1990, Mr. Boosey was a Technical Advisor to the Korean Ministry of Sports and a sports and marketing consultant for Nike International. He earned degrees in physical education from Keele University (England) and Open University (England).

     Dr. Charles L. Cochran, age 52, joined Imagenetix's board in April 1999. >From 1984 to 1996, Dr. Cochran was the owner/operator of a chiropractic clinic. From 1970 to the present, he has been a health care and nutritional consultant, and since April 1999, has acted as a consultant to the Company.
He has presented over 100 medical and scientific lectures and is considered an expert on fatty acid esters and their impact on arthritis. Dr. Cochran received his Doctorate of Chiropractic in 1984 from Palmer College of Chiropractic, Davenport, Iowa.

     Debra L. Spencer, age 49, has served as Imagenetix's Secretary and Treasurer since March of 1999. Her responsibilities also include graphics layout and development of marketing material for the private label products. >From 1987 to 1993, she served as Vice President, Secretary and Treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company. At Vitamin Direct, she was responsible for developing marketing material, generating leads and customer relations for over 25,000 Vitamin Direct customers.

     Peter H. Antoniou, Ph.D., age 40, joined the Imagenetix board in April 1999. He has been and remains Chief Executive Officer of Pomegranate International since he founded the company in 1986 as an international consulting firm specializing in educational programs, trade matching activities and consulting assistance. Since 1994, he has also been an adjunct professor at the Graduate College of Business for U.S. International University, San Diego, California. From 1993 to the present, he has been a adjunct professor at the Executive MBA and the Undergraduate College of Business at CSU San Marcos. From 1991 to the present, he has been a adjunct professor at the School of Business Administration at Mount St. Mary's College, Los Angeles, California. Dr. Antoniou earned a B.S. degree in 1981 in business administration and a Maters' Degree in international business administration in 1982 from the International University Europe, London, England. He received a Ph.D. degree in business administration in 1986 from U.S. International University.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers, except William P. Spencer and Debra L. Spencer are husband and wife.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
William
P. Spencer, 3/31/01 $54,000  0     0     0      0     0   0
CEO,        3/31/00 $54,000  0     0     0      0     0   0
President
and director

Patrick S.
Millsap,    3/31/01 $66,000  0     0     0      0     0   0
Vice Pres.  3/31/00 $66,000  0     0     0      0     0   0
Marketing

Derek C.
Boosey      3/31/01 $78,000  0     0     0      0     0   0
Vice Pres.  3/31/00 $78,000  0     0     0      0     0   0
Int'l sales

Dr. Charles
L. Cochran  3/31/01    *     0     0     0      0     0   0
Director    3/31/00    *     0     0     0      0     0   0

Debra L.
Spencer     3/31/01 $30,000  0     0     0      0     0   0
Sec/Tres,   3/31/00 $30,000  0     0     0      0     0   0

Peter H.
Antoniou    3/31/01    *     0     0     0      0     0   0
Director,   3/31/00    *     0     0     0      0     0   0
Ph.D.

              * Dr. Cochran is paid consulting services of $1,000 per consulting item, when needed by the Company. As consideration for accepting positions as directors, Dr. Cochran and Dr. Antoniou each received 5,000 shares of common stock under our 1999 Stock Bonus Plan.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No reports are required to be filed by members of management or other shareholders because we are required to file our reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Report, assuming that there are 12,358,750 outstanding shares, 8,550,000 of which are common stock outstanding, 3,283,750 of which are shares underlying outstanding warrants and 525,000 shares underlying outstanding options:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class (1)
----------------                        ------------------       --------
William P. Spencer                            3,275,000 (1)        26.4%
1702 Macero St.
Escondido, CA 92029

Patrick S. Millsap                              280,000 (2)          .2%%
8729 Rumson Rd.
Santee, CA 92071

Dr. Charles L. Cochran                           40,000 (3)             .02%
226 Lake Court
Aptos, CA 95003

Debra L. Spencer                              3,275,000 (1)        26.4%
1702 Macero St.
Escondido, CA 92029

Peter H. Antoniou, Ph.D.                         40,000 (3)             .02%
2166 Lemon Ave.
Escondido, CA 92029

                                              __________            ______
All directors and officers as a group
(five persons)                                3,635,000            29.4%

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------
William P. Spencer                            3,275,000 (1)         26.4%
and Debra L. Spencer
1702 Macero St.
Escondido, CA 92029

GJM Trading Partners                          1,640,000 (4)         13.2%
14 Red Tail Drive
Highlands Ranch, CO 80128

GM/CM Family Partners Ltd.                      518,982              4.1%
14 Red Tail Drive
Highlands Ranch, CO 80128

                                             -----------            -----
                                              5,433,982             43.9%

          (1) William and Debra Spencer are husband and wife and own the 3,000,000 shares and 275,000 shares underlying stock options as Joint Tenants.

          (2) These shares are in the name of Patrick and Cassandra Millsap Revocable Trust, and includes 25,000 shares underlying stock options.

          (3) Includes 25,000 shares underlying stock options for each of them.

          (4) These computations include 1,100,000 shares underlying outstanding warrants.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Certain Business Relationships.
-------------------------------

     During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Indebtedness of Management.
---------------------------

     During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Parents of the Issuer.
----------------------

     The Company has no parents.

Transactions with Promoters.
----------------------------

      During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     8-K Current Report dated March 23, 2000

     8-K Current Report, as amended, dated August 31, 2000

     8-K Current Report, as amended, dated October 24, 2000

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

10-KSB Annual Report for the year ended
December 31, 1999


          (ii)

Exhibit
Number               Description
------               -----------
 21           Subsidiaries of the Company


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       IMAGENETIX, INC.



Date: 7/16/2001                       By/s/William P. Spencer
      -------------                      -------------------------------------
                                         William P. Spencer
                                         CEO, President and Director


Date: 7/16/2001                        By/s/Debra L. Spencer
      -------------                      -------------------------------------
                                         Debra L. Spencer
                                         Secretary/Treasurer and
                                         Director