Form 10KSB/A
period 2001-03-31
IMAGENETIX INC /NV/
filed 2001-07-17
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB/A-1

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       IMAGENETIX, INC.



Date: 7/17/2001                       By/s/William P. Spencer
      -------------                      -------------------------------------
                                         William P. Spencer
                                         CEO, President and Director


Date: 7/17/2001                        By/s/Debra L. Spencer
      -------------                      -------------------------------------
                                         Debra L. Spencer
                                         Secretary/Treasurer and
                                         Director