Form 10QSB
period 2001-06-30
IMAGENETIX INC /NV/
filed 2001-08-16
CIK 839441

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                       Commission File No. 33-24138-D


                              IMAGENETIX, INC.
                          -----------------------
              (Name of Small Business Issuer in its Charter)


           Nevada                                      87-0463772
           ------                                      ----------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)


                   16935 West Bernardo Drive, Suite #101
                       San Diego, California 92127
                       ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (800) 323-1688


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No                  (2)  Yes   X     No
         ---      ---                        ---      ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                          N/A

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               June 30, 2001

                    Common Voting Stock - 8,550,000 shares


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence below, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (FORMERLY CAPITAL GROWTH, INC.)

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           June 30, 2001 and March 31, 2001                           1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three months ended June 30, 2001
            and 2000                                                  2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months ended June 30, 2001
           and 2000                                               3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                  5 - 13

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                              June 30,       March 31,
                                                2001           2001
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                               $     54,878   $    489,041
  Account receivable, net                         993,237        475,988
  Employee receivable                              25,108         37,388
  Inventory                                     1,009,225        632,741
  Prepaid expenses                                 44,578         44,430
  Deferred tax asset                                    -          1,193
                                             ____________   ____________
        Total Current Assets                    2,127,026      1,680,781

PROPERTY AND EQUIPMENT, net                       121,397        122,161

OTHER ASSETS                                       63,433         63,536
                                             ____________   ____________
                                             $  2,311,856   $  1,866,478
                                             ____________   ____________

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    640,586   $    278,693
  Accrued liabilities                               9,000         13,177
  Customer Deposits                                27,385         31,870
  Income tax payable                               22,130         22,130
  Notes payable   related party                   106,174        133,570
  Current portion of capital leases                 5,471          6,299
                                             ____________   ____________
        Total Current Liabilities                 810,746        485,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          4,815          5,719

DEFERRED TAX LIABILITY                                  -          1,193
                                             ____________   ____________
        Total Liabilities                         815,561        492,651
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                1,658,557      1,658,557
  Retained earnings                              (170,812)      (293,280)
                                             ____________   ____________
        Total Stockholders' Equity              1,496,295      1,373,827
                                             ____________   ____________
                                             $  2,311,856   $  1,866,478
                                             ____________   ____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2001 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Three
                                                    Months Ended
                                                      June 30,
                                            __________________________
                                                  2001         2000
                                            ____________   ___________
NET SALES                                    $ 1,064,394   $ 1,506,066

COST OF GOODS SOLD                               752,124     1,136,678
                                            ____________   ___________
GROSS PROFIT                                     312,270       369,388

EXPENSES:
  General and administrative                     188,444       250,350
                                            ____________   ___________
OPERATING INCOME                                 123,826       119,038
                                            ____________   ___________
OTHER INCOME (EXPENSE):
  Interest income                                  1,972           193
  Interest (expense)                              (3,330)      (20,934)
                                            ____________   ___________
        Total Other Income (Expense)              (1,358)      (20,741)
                                            ____________   ___________
INCOME BEFORE INCOME TAXES                       122,468        98,297

CURRENT TAX EXPENSE                                    -        32,353

DEFERRED TAX EXPENSE (BENEFIT)                         -        (4,063)
                                            ____________   ___________
NET INCOME                                  $    122,468   $    70,007
                                            ____________   ___________
EARNINGS PER COMMON SHARE                   $        .01   $       .01
                                            ____________   ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (decrease) in Cash and Cash Equivalents

                                                       For the Three
                                                      Months Ended
                                                        June 30,
                                              ______________________________
                                                      2001        2000
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income                                  $      122,468   $      70,007
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense                5,859           2,957
    Deferred taxes                                         -          (4,063)
    Changes in assets and liabilities:
      (Increase) decrease in account receivable     (517,249)        186,315
      (Increase) decrease in inventory              (376,484)        143,075
      (Increase) decrease in receivable   employee    12,280         (15,193)
      (Increase) decrease in prepaid expense            (148)         53,065
      (Increase) in other assets                           -         (53,066)
      Increase (decrease) in accounts payable        361,893        (107,857)
      (Decrease) in accrued liabilities               (4,177)        (11,643)
      (Decrease) in customer deposits                 (4,485)              -
      (Decrease) in interest payable                       -          (1,755)
      Increase in income tax payable                       -          32,353
                                              ______________   _____________
        Net Cash Provided by Operating
        Activities                                  (400,043)        294,195
                                              ______________   _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                     (4,992)         (3,918)
  Payments for leasehold improvement                       -         (36,445)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities       (4,992)        (40,363)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Proceeds from notes payable   related party              -          50,000
  Payments on notes payable   related party          (27,396)        (80,000)
  Payments on capital leases                          (1,732)         (1,413)
                                              ______________   _____________
        Net Cash (Used) by Financing Activities      (29,128)        (31,413)
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (434,163)        222,419

Cash at Beginning of Period                          489,041         117,945
                                              ______________   _____________
Cash at End of Period                         $       54,878   $     340,364
                                              ______________   _____________

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]


                                                      For the Three
                                                      Months Ended
                                                        June 30,
                                              _____________________________
                                                    2001        2000
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        3,330 $       24,103
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended June 30, 2001
     None

  For the Period Ended June 30, 2000
     None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. (formerly Capital Growth, Inc.) ["Parent"] organized under the laws of the State of Nevada on March 28, 1998; and its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 (formerly Internet International Business Management, Inc.) and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is an innovator of scientifically tested, natural-based, proprietary bioceutical products developed to address specific health issues on a global basis.

  On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition.

  During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. In connection with the agreement shareholders of the Subsidiary contributed and cancelled 425,000 shares of common stock. The Subsidiary issued 100,000 shares of common stock for legal fees. The agreement required the Subsidiary shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of the Parent and the Parent's shareholders to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. The Parent also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent. After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the merger, the parent changed its name to Imagenetix, Inc.

       The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements   The accompanying financial statements have
  been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the three months then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statement and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Consolidation   All significant intercompany transactions between the
  Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Trademarks   Costs of purchasing trademarks are amortized on a straight-
  line basis over 17 years [See Note 4].

  Property and Equipment   Property and equipment are stated at cost.
  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years [See Note 3].

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

  Advertising Costs   Costs incurred in connection with advertising and
  promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $0 and$4,000 for the three months ended June 30, 2001 and 2000.

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

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2   INVENTORY

  Inventory is carried at the lower of cost or market value.

  Inventory consists of the following:
                                                  June 30,   March 31,
                                                    2001       2001
                                                ___________  ___________
          Finished goods                        $   992,573  $   604,380
          Boxes, labels, & bottles                   41,652       53,361
          Reserve for obsolete inventory            (25,000)     (25,000)
                                                ___________  ___________
                  Total Inventory               $ 1,009,225  $   632,741
                                                ___________  ___________

NOTE 3 - PROPERTY AND EQUIPMENT

             The following is a summary of equipment, at cost, less accumulated depreciation:

                                                       June 30,  March 31,
                                                         2001        2001
                                                     __________  __________
       Lease-hold improvements                       $  105,142  $  105,142
       Office equipment                                  27,699      22,707
       Leased equipment                                  21,341      21,341
                                                     __________  __________
                                                        154,182     149,190
       Less accumulated depreciation                    (32,785)    (27,029)
                                                     __________  __________
                                                     $  121,397  $  122,161
                                                     __________  __________

  Depreciation expense for the periods ended June 30, 2001 and 2000 was $5,756 and $2,904.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   INTANGIBILIES

                                                   June 30,  March 31,
                                                     2001        2001
                                                __________  __________
       Trademarks                               $    7,266  $    7,266
       Globestar                                     3,675       3,675
                                                __________  __________
                                                    10,941      10,941
       Less Amortization                              (573)       (470)
                                                __________  __________
                                                $   10,368  $   10,471
                                                __________  __________

  For the three months ended June 30, 2001 and 2000 amortization expense was $103 and $54.

NOTE 5   NOTES PAYABLE   RELATED PARTY

  The following is a summary of notes payable to related parties, as of June 30, 2001:

     10% unsecured demand note to an
      officer/shareholder, due July 20, 2001                   106,174
                                                            __________
                                                               106,174
                              Less current portion            (106,174)
                                                            __________
                              Long-term portion    $                 -
                                                            __________

  During the three months ended June 30, 2001, $27,396 of the notes payable related party was paid. During the three months ended June 30, 2001 and 2000 the Company recorded $3,330 and $18,744 in interest on notes payable.

NOTE 6   COMMITMENTS AND CONTINGENCIES

  Capital Lease   The following schedule details equipment purchased under
  capital leases as of June 30, 2001:

                                            June 30, 2001
                                            ______________
          Lease equipment           $               21,341
          Less accumulated depreciation             (9,225)
                                            ______________
                                    $               12,116
                                            ______________

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGINCIES [Continued]

  Depreciation expense on capital leases for the three months ended June 30, 2001 and 2000 amounted to $1,064 and $1,474.

  Total future minimum lease payments and current portion of capital lease obligations are as follows:

                     June 30,                          Lease Payments
                  ______________                      ______________
                       2002                       $              6,595
                       2003                                      2,904
                       2004                                      2,643
                       2005                                          -
                       2006                                          -
                                                            __________
     Total future minimum lease payments          $             12,142
     Less:  amounts representing interest                       (1,856)
                                                            __________
     Present value of the future minimum lease payments         10,286
     Less:  current portion                                     (5,471)
                                                            __________
     Capital lease obligations   long-term        $              4,815
                                                            __________

  Operating Lease   The Company has entered into a building lease for its
  office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the three months ended June 30, 2001 and 2000 amounted to $41,844 and $42,902. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                June 30,                              Rental Payments
               __________                             _____________
                  2002                             $         167,375
                  2003                                        83,688
                  2004                                             -
                  2005                                             -
                  2006                                             -
                                                       _____________
                                                   $         251,063
                                                      _______________

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGINCIES [Continued]

  Consulting agreement   The Company entered into a spokesperson agreement
  with Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agree to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest 50,000 at April 15, 2002 and 50,000 on April 15, 2003.

  During the three months ended June 30, 2001, the Company has expensed $34,000 related to this agreement.

  Contingencies - The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

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

NOTE 7   CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001.

  Warrants   Capital Growth, Inc. (Parent) had warrants to purchase 393,750 shares of common stock, at $1.00 per share, prior to its merger with Imagenetix, Inc. These warrants retained their characteristics as part of the merger agreement. The Company also issued Class A warrants to purchase 1,090,000 shares of common stock at $1.00 per share, Class B Warrants to purchase 950,000 shares of common stock at $1.10 per share; Class C Warrants to purchase 750,000 shares of common stock at $2.00 per share and Class D Warrants to purchase 100,000 shares of common stock at $1.75 per share. The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005.

  In June 2001, the Company issued Class AA warrants to purchase 25,000 shares of common stock at $2.25 per share.

  As of June 30, 2001 none of the warrants had been exercised.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK [Continued]

  Stock Bonus Plan During the three months ended June 30, 2000 the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan.

  Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. At June 30, 2001, the Company had 8,550,000 shares of common stock authorized and issued.

  Options - A summary of the status of the options granted under the 2001 stock option plan and other agreements at June 30, 2001, and changes during the three months and period then ended are presented in the table below:

                                                          2001
                                               ___________________________
                                                          Weighted Average
                                               Shares       Exercise Price
                                               ____________   ____________
          Outstanding at beginning of period        525,000      $    2.00
          Granted                                   125,000            .89
          Exercised                                       -              -
          Forfeited                                       -              -
          Expired                                         -              -
                                               ____________   ____________
          Outstanding at end of period              650,000          $1.79
                                               ____________   ____________
          Exercisable at end of period                    -       $      -
                                               ____________   ____________
          Weighted average fair value of
          options granted                           650,000       $    .00
                                               ____________   ____________

                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  125,000     5.00 years     $  .89         25,000     $    1.00
$    2.00  525,000     9.25 years     $ 2.00        103,335     $    2.00

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a net operating loss carryover at June 30, 2001 of approximately $65,000 which may be applied against future taxable income and which expire in various years through 2021.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  At June 30, and March 31, 2001, the total of all deferred tax assets were $60,085 and $110,085, respectively. The total of all deferred tax liabilities were $0 and $1,193, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of $60,085. The net change in the valuation allowance for the three months ended June 30, 2001 was a decrease of $49,006.

   The temporary differences gave rise to the following deferred tax asset (liability):

                                                              June 30,
                                                                2001
                                                             _________
       Excess of tax over financial
         accounting depreciation                                 $175
       Allowance for obsolete inventory                         9,959
       Allowance for bad debt                                  17,926
       Net operating loss carryover - state                     9,880
       Net operating loss carryover   federal                  22,145


  The components of federal income tax expense from continuing operating consisted of the following:

                                                            Period Ended
                                                               June 30,
                                                               2001
                                                            __________
       Current income tax expense:
             Federal                                        $        -
             State                                                   -
                                                            __________
       Net current tax expense                              $        -
                                                            __________

       Deferred tax expense (benefit) resulted from:
       Excess of tax over financial accounting
         depreciation                                       $   (1,368)
       Contribution carryover                                      518
       Net operating loss                                       49,856
       Valuation allowance                                     (49,006)
                                                            __________
       Net deferred tax expense                             $        -
                                                            __________

 Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

 The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                                             Period Ended
                                                                June 30,
                                                                  2001
                                                               _________
       Computed tax at the expected
         federal statutory rate                                   34.00%
       State income taxes, net of federal benefit                  5.83
       Valuation allowance                                       (40.01)
       Other                                                        .18
                                                              _________
       Effective income tax rates                                  0.00%
                                                              _________

NOTE 9   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period presented:

                                                   For the Three
                                                     Months Ended
                                                      June 30,
                                            _____________________________
                                                   2001         2000
                                            _______________   ___________
   Income (loss) from continuing operations
    available to common shareholders
    (Numerator)                             $       122,468   $    70,007
                                            _______________   ___________
   Weighted average number of common
     shares outstanding used in loss per
     share during the period (Denominator)        8,550,000     5,175,000
                                            _______________   ___________

NOTE 10   CONCENTRATION OF CREDIT RISK

  During the three months ended June 30, 2001, the Company had four major customers who accounted for 45%, 17%, 13%, and 12% of sales. The Company's President owns 15% of a customer who accounted for approximately 12% of the Company's total sales. The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 75% of the Company's sales. The interruption of raw materials or the loss of one of these major customers would adversely affect the Company's business and financial condition.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          The Company is an innovator of scientifically tested, natural-based, proprietary bioceutical products developed to address specific health issues on a global basis. Imagenetix's focus is to market to domestic and international network marketing companies. As Imagenetix continues to grow, the Company plans to continue to expand with new product offerings and into new distribution channels. The Company will be able to provide products to its clients in various forms of delivery, including soft gels, hard shell capsules, tablets, creams, liquids and other forms as well.

          During the three months ended June 30, 2001, the Company had four significant customers who had 45%, 17%, 13% and 12% of sales. The Company's fourth largest customer, 12% of sales, is related to the Company's President who owns 15% of the outstanding shares of the customer.

Results of Operations.
----------------------

          Three months ended June 30, 2001 and June 30, 2000
          --------------------------------------------------

          Net sales for the three month period ending June 30, 2001, were $1.06 million, a decrease of $.44 million or 29%, compared to the same three month period ending June 30, 2000. The decrease was due to a one time product launch into the mass market from a new client which took place during the three month period ending June 30, 2000. The Company experienced a decrease in the cost of goods sold, as a percentage of net sales to 71% compared to 75%, for the three month period ending June 30, 2001 . This increase in gross margins was primarily due to the sales mix. Selling, general, and administrative expenses decreased by $.062 million due to a combination of reduction in foreign product registration expenses, and a reduction in expenses associated with scientific studies. The Company also received tax benefits from prior period losses.

Liquidity.
----------

          At June 30, 2000, the Company had working capital of $1.3 million, compared to working capital at March 31, 2001, of $1.2 million. Cash, Accounts Receivable, and Inventory increased by $460,000 compared to the fiscal year ending period at March 31, 2001.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None; not applicable.

Item 2.   Changes in Securities.
          ----------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated March 9, 2001.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGENETIX, INC.


Date: 8/16/01                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 8/16/01                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director