Form 10QSB/A
period 2001-06-30
IMAGENETIX INC /NV/
filed 2001-08-16
CIK 839441

               U. S. Securities and Exchange Commission
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


                   16935 West Bernardo Drive, Suite #101
                       San Diego, California 92127
                       ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 674-8455


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