Form 10QSB
period 2001-09-30
IMAGENETIX INC /NV/
filed 2001-11-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                           September 30, 2001

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001

                 IMAGENETIX, INC. AND SUBSIDIARY





                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           September 30, 2001 and March 31, 2001                     1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and six months ended
           September 30, 2001 and 2000                               2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the six months ended September 30, 2001
           and 2000                                              3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 13

                 IMAGENETIX, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                         September 30,       March 31,
                                                2001           2001
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                               $     92,844   $    489,041
  Account receivable, net                       1,239,649        475,988
  Inventory                                       819,505        632,741
  Employee receivable                              13,057         37,388
  Deferred tax asset                                    -          1,193
  Prepaid expenses                                  5,000         44,430
                                             ____________   ____________
        Total Current Assets                    2,170,055      1,680,781

PROPERTY AND EQUIPMENT, net                       118,695        122,161

OTHER ASSETS                                       63,700         63,536
                                             ____________   ____________
                                             $  2,352,450   $  1,866,478
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    578,660   $    278,693
  Accrued liabilities                              20,823         13,177
  Customer Deposits                                13,141         31,870
  Income tax payable                               33,042         22,130
  Notes payable   related party                   106,174        133,570
  Current portion of capital leases                 4,564          6,299
                                             ____________   ____________
        Total Current Liabilities                 756,404        485,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          4,258          5,719

DEFERRED TAX LIABILITY                                  -          1,193
                                             ____________   ____________
        Total Liabilities                         760,662        492,651
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                1,658,557      1,658,557
  Retained earnings                               (75,319)      (293,280)
                                             ____________   ____________
        Total Stockholders' Equity              1,591,788      1,373,827
                                             ____________   ____________
                                             $  2,352,450   $  1,866,478
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2001 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY


    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three      For the Six
                                       Months Ended       Months Ended
                                       September 30,      September 30,
                                  ____________________  ____________________
                                  2001       2000       2001      2000
                                  _________  _________  _________ __________
NET SALES                         1,352,003  1,205,251  2,416,397  2,711,317

COST OF GOODS SOLD                  782,196    867,207  1,534,320  2,003,885
                                  _________  _________  _________  _________
GROSS PROFIT                        569,807    338,044    882,077    707,432

EXPENSES:
  General and administrative        461,207    509,250    649,651    759,600
                                  _________  _________  _________  _________
OPERATING INCOME (LOSS)             108,600   (171,206)   232,426    (52,168)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                       452      4,689      2,424      4,882
  Other income                            -     25,347          -     25,347
  Interest (expense)                 (2,647)   (22,751)    (5,977)   (43,685)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                    (2,195)     7,285     (3,553)   (13,456)
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES   106,405   (163,921)   228,873    (65,624)

CURRENT TAX EXPENSE (BENEFIT)        10,912    (32,353)    10,912          -

DEFERRED TAX EXPENSE (BENEFIT)            -    (17,762)         -    (21,825)
                                  _________  _________  _________  _________
NET INCOME (LOSS)                    95,493   (113,806)   217,961    (43,799)
                                  =========  =========  =========  =========
EARNINGS (LOSS) PER COMMON SHARE  $     .01  $    (.02) $     .03  $    (.01)
                                  =========  =========  =========  =========
DILUTED EARNINGS (LOSS) PER COMMON
SHARE                             $     .01  $     N/A  $     .02  $     N/A
                                  =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Six
                                                      Months Ended
                                                      September 30,
                                              ______________________________
                                                      2001        2000
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income                                  $      217,961   $     (43,799)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense               12,394          10,494
    Deferred taxes                                         -          11,697
    Changes in assets and liabilities:
      Decrease (increase) in account receivable     (763,661)        (94,446)
      Decrease (increase) in inventory              (186,764)       (232,488)
      Decrease (increase) in receivable   employee    24,331         (45,727)
      (Increase) in current tax asset                      -         (33,523)
      Decrease (increase) in deferred tax asset        1,193          (1,193)
      Decrease in prepaid rent                        39,430          53,065
      (Increase) in other assets                        (750)        (60,349)
      Increase in accounts payable                   299,967         281,014
      (Decrease) in customer deposits                (18,729)              -
      (Decrease) in accrued liabilities                7,646          12,364
      Increase in income tax payable                  10,912               -
      Increase in interest payable                         -           4,661
      Increase in accrued expenses                         -         121,197
      Increase (decrease) in deferred tax liability   (1,193)          1,193
                                              ______________   _____________
        Net Cash Provided by Operating
        Activities                                  (357,263)        (15,840)
                                              ______________   _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                     (8,342)        (18,887)
  Payments for leasehold improvement                       -         (70,873)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities       (8,342)        (89,760)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Proceeds from notes payable   related party              -         245,000
  Payments on notes payable   related party          (27,396)              -
  Payments on capital leases                          (3,196)         (2,886)
  Proceeds from common stock                               -       1,260,000
                                              ______________   _____________
        Net Cash (Used) by Financing Activities      (30,592)      1,502,114
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (396,197)      1,396,514

Cash at Beginning of Period                          489,041         117,945
                                              ______________   _____________
Cash at End of Period                         $       92,844   $   1,514,459
                                              ==============   =============

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY


    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            [Continued]


                                                      For the Six
                                                      Months Ended
                                                      September 30,
                                              _____________________________
                                                    2001        2000
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        3,330 $       43,685
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended September 30, 2001
     None

  For the Period Ended September 30, 2000
     None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Imagenetix is an innovator of scientifically tested, natural-based, proprietary bioceutical products, developed to address specific health issues on a global basis. Imagenetix designs, develops, formulates and private labels leading edge natural based nutritional and skin care products. The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. (formerly Capital Growth, Inc.) ["Parent"] organized under the laws of the State of Nevada on March 28, 1988, its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 (formerly Internet International Business Management, Inc.) and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999.

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

  Condensed Financial Statements The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the six months then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share" [See Note 9].

  Revenue Recognition   Revenue is recognized when the product is shipped.

  Advertising Costs   Costs incurred in connection with advertising and
  promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $0 and $4,000 for the six months ended September 30, 2001 and 2000, respectively.

  Recently Enacted Accounting Standards   Statement of Financial Accounting
  Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of
  Financial Assets and Extinguishments of Liabilities   a replacement of FASB
  Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                  IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   INVENTORY

  Inventory is carried at the lower of cost or market value.

  Inventory consists of the following:
                                                 September 30,    March 31,
                                                    2001       2001
                                                    ______________________
          Finished goods                             $  803,391 $   604,380
          Boxes, labels, & bottles                       41,114      53,361
          Reserve for obsolete inventory                (25,000)    (25,000)
                                                     ______________________
                  Total Inventory                    $  819,505 $   632,741
                                                     ======================

NOTE 3 - PROPERTY AND EQUIPMENT

             The following is a summary of equipment, at cost, less accumulated depreciation:

                                                  September 30,  March 31,
                                                     2001        2001
                                                     __________ __________
       Lease-hold improvements                       $  108,492 $  105,142
       Office equipment                                  27,699     22,707
       Leased equipment                                  21,341     21,341
                                                     __________ __________
                                                        157,532    149,190
       Less accumulated depreciation                    (38,837)   (27,029)
                                                     __________ __________
                                                     $  118,695 $  122,161
                                                     ========== ==========

  Depreciation expense for the periods ended September 30, 2001 and 2000 was $11,808 and $6,226.

NOTE 4   INTANGIBILIES

  The following is a summary of intangible assets which is included in "Other Assets" on the face of the balance sheet:

                                                  September 30,  March 31,
                                                     2001        2001
                                                     __________ __________
       Trademarks                                    $    8,016 $    7,266
       Globestar                                          3,675      3,675
                                                     __________ __________
                                                         11,691     10,941
       Less Amoritization                                (1,056)      (470)
                                                     __________ __________
                                                     $   10,635 $   10,471
                                                     ========== ==========

                IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   INTANGIBILIES [Continued]

  For the six months ended September 30, 2001 and 2000 amortization expense was $586 and $130.

  The Company has also made a deposit of $53,065 as prepaid rent for its corporate offices. This amount is included in Other Assets on the face of the balance sheet at September 30, 2001 and March 31, 2001.

NOTE 5   NOTES PAYABLE   RELATED PARTY

  The following is a summary of notes payable to related parties, as of:

                                                            September 30,
                                                                2001
                                                          _______________
  10% unsecured demand note to an
      officer/shareholder, due July 20, 2002                      106,174
                                                                _________
                                                                  106,174
                              Less current portion               (106,174)
                                                                _________
                              Long-term portion                 $       -
                                                                _________

  During the six months ended September 30, 2001, $27,396 of the notes payable to related party was paid. During the six months ended September 30, 2001 and 2000 the Company recorded $5,977 and $41,495, respectively, in interest on notes payable.

NOTE 6   COMMITMENTS AND CONTINGENCIES

  Capital Lease   The following schedule details equipment purchased under
  capital leases as of:

                                                             September 30,
                                                               2001
                                                             _____________
          Lease equipment                                        $  21,341
          Less accumulated depreciation                            (10,301)
                                                                 _________
                                                                 $  11,040
                                                                 =========

  Depreciation expense on capital leases for the six months ended September 30, 2001 and 2000 amounted to $2,140 and $2,695, respectively.

               IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGENCIES [Continued]

  Total future minimum lease payments and current portion of capital lease obligations are as follows:

                    September 30,                    Principle Payments
                  ______________                      ______________
                       2002                       $              4,564
                       2003                                      2,432
                       2004                                      1,826
                       2005                                          -
                       2006                                          -
                                                            __________
                                                                 8,822
     Less:  current portion                                     (4,564)
                                                            __________
     Capital lease obligations   long-term        $              4,258
                                                            ==========

  Operating Lease   The Company has entered into a building lease for its
  office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the six months ended September 30, 2001 and 2000 amounted to $85,804 and $83,688, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                      Minimum Annual
               September 30,                          Rental Payments
               __________                             _____________
                  2002                             $         167,375
                  2003                                        41,844
                  2004                                             -
                  2005                                             -
                  2006                                             -
                                                       _____________
                                                   $         209,219
                                                      ==============

  Consulting agreement   The Company entered into a spokesperson agreement
  with Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agreed to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest 50,000 at April 15, 2002 and 50,000 on April 15, 2003.

  During the six months ended September 30, 2001, the Company has expensed $52,000 related to this agreement.

         IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGINCIES [Continued]

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

NOTE 7   CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2001.

  Warrants   Parent had warrants to purchase 393,750 shares of common stock, at $1.00 per share, prior to its merger with Subsidiary. These warrants retained their characteristics as part of the merger agreement. The Company also issued Class A warrants to purchase 1,090,000 shares of common stock at $1.00 per share, Class B Warrants to purchase 950,000 shares of common stock at $1.10 per share; Class C Warrants to purchase 750,000 shares of common stock at $2.00 per share and Class D Warrants to purchase 100,000 shares of common stock at $1.75 per share. The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005.

  During the six months ended September 30, 2001 the Company issued Class D warrants to purchase 25,000 shares of common stock at $1.75 per share and Class B warrants to purchase 20,000 shares of common stock at $1.10 per share.

  As of September 30, 2001 none of the warrants had been exercised.

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

  Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. At September 30, 2001, the Company had 8,550,000 shares of common stock issued and outstanding.

             IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK [Continued]

  Options - A summary of the status of the options granted under the stock option plan and other agreements at September 30, 2001, and changes during the six months then ended are presented in the table below:

                                                          2001
                                          ___________________________
                                                         Weighted Average
                                                Shares   Exercise Price
                                                   ________________________
          Outstanding at beginning of period        525,000     $    2.00
          Granted                                   125,000           .89
          Exercised                                       -             -
          Forfeited                                       -             -
          Expired                                         -             -
                                                   ________________________
          Outstanding at end of period              650,000     $    1.79
                                                   ________________________
          Exercisable at end of period                    -     $       -
                                                   ________________________
          Weighted average fair value of options
          granted                                   650,000     $     .00
                                                   ________________________

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

NOTE 8 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no net operating loss carryover at September 30, 2001.

                IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  At September 30, and March 31, 2001, the total of all deferred tax assets were $38,543 and $110,285, respectively. The total of all deferred tax liabilities were $0 and $1,193, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of $38,543. The net change in the valuation allowance for the six months ended September 30, 2001 was a decrease of $70,548.

   The temporary differences gave rise to the following deferred tax asset (liability):

                                                             September 30,
                                                                2001
                                                                  _________
       Excess of tax over financial
         accounting depreciation                                 $    1,793
       Allowance for obsolete inventory                               9,959
       Allowance for bad debt                                        24,379
       Net operating loss carryover - state                           2,412


  The components of federal income tax expense from continuing operations consisted of the following:

                                                                Six Months
                                                                  Ended
                                                                September 30,
                                                                   2001
                                                                 __________
       Current income tax expense:
             Federal                                             $   10,912
             State                                                        -
                                                                 __________
       Net current tax expense                                   $   10,912
                                                                 __________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                                           $   (2,986)
        Contribution carryover                                          518
        Net operating loss                                           79,470
        Valuation allowance                                         (70,548)
        Allowance for bad debts                                      (6,454)
                                                                 __________
       Net deferred tax expense                                  $        -
                                                                 ==========

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

IMAGENETIX, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

 The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                                              Six Months
                                                               Ended
                                                            September 30,
                                                                2001
                                                                  _________
       Computed tax at the expected
         federal statutory rate                                     34.00%
       State income taxes, net of federal benefit
    5.83
       Valuation allowance                                         (30.82)
       Other                                                         4.24
                                                                  _________
       Effective income tax rates                                    4.77%
                                                                  _________

  NOTE 9   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period presented:
                                          For the Three   For the Six
                                          Months Ended    Months Ended
                                          September 30,   September 30,
                                        ___________________________________
                                        2001     2000     2001      2000
                                        ___________________________________
   Income (loss) available to common
     shareholders (Numerator)           $ 95,493 $(113,806) $217,961 $(43,799)
                                        ________ _________  ________ ________
   Weighted average number of common
     shares outstanding used in loss per
     share during the period
     (Denominator)                     8,550,000 5,175,000 8,550,000 5,123,000
                                       _________ _________  ________  ________

   Weighted average number of common
     shares outstanding used in diluted
     loss per share during the period
     (Denominator)                     8,590,707      N/A  8,766,280      N/A
                                       _________ _________  ________  ________

NOTE 10   CONCENTRATION OF CREDIT RISK

  During the six months ended September 30, 2001, the Company had four major customers who accounted for 55%, 10%, 9% and 9% of sales. The Company's President owns approximately 15% of a customer who accounted for approximately 10% of the Company's total sales. The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales. The interruption of raw materials or the loss of one of these major customers would adversely affect the Company's business and financial condition.

NOTE 11   SUBSEQUENT EVENTS

  In October 2001, the Company issued Class E warrants to purchase 250,000 shares of common stock at $.70 per share. These warrants expire in October 2006.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

          The Company is an innovator of scientifically tested, natural-based, proprietary bioceutical products developed to address specific health issues on a global basis. Imagenetix designs, develops, formulates and private labels leading edge natural based nutritional and skin care products. Imagenetix's focus is to market to domestic and international network marketing companies. As Imagenetix continues to grow, the Company plans to continue to expand with new product offerings and into new distribution channels. The Company will be able to provide products to its clients in various forms of delivery, including soft gels, hard shell capsules, tablets, creams, liquids and other forms as well.

          During the three months ended September 30, 2001, the Company had four significant customers who had 55%, 10%, 9% and 9% of sales. The Company's fourth largest customer, 10% of sales, is related to the Company's President, who owns 15% of the outstanding shares of the customer.

Results of Operations.
----------------------

          Three months ended September 30, 2001 and September 30, 2000
          ------------------------------------------------------------

          Net sales for the three month period ending September 30, 2001, was $1,352,003, an increase of $146,752 or 12%, compared to the same three month period ending September 30, 2000. The increase was due to new product launches into the network marketing channel during the three month period ending September 30, 2000. The Company experienced a decrease in the cost of goods sold, as a percentage of net sales to 58% compared to 72%, for the three month period ending September 30, 2001 . This increase in gross margins was primarily due to the product sales mix. Selling, general and administrative expenses moderately decreased by $48,000, compared to the three month period ending September 30, 2000.

          Six months ended September 30, 2001 and September 30, 2000
          ----------------------------------------------------------

          Net sales for the six month period ending September 30, 2001, were $2,416,397, a decrease of $295,000 or 11%, compared to the same six month period ending September 30, 2000. The decrease was due to one time product launch into the mass market from a new client which took place during the six month period ending September 30, 2000. The Company experienced a decrease in the cost of goods sold, as a percentage of net sales to 63% compared to 74%, for the six month period ending September 30, 2000. This increase in gross margins was due to the product sales mix. Selling, general and administrative expenses decreased by $110,000.

Liquidity.
----------

          At September 30, 2000, the Company had working capital of $1.4 million, compared to working capital at March 31, 2001, of $1.2 million.
Cash, Accounts Receivable and Inventory increased by $554,288 at September 30, 2001, as compared to the fiscal year ending March 31, 2001.

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

                                     IMAGENETIX, INC.


Date: 11/14/01                       By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 11/14/01                       By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director