Form 10QSB/A
period 2001-06-30
IMAGENETIX INC /NV/
filed 2002-01-14
CIK 839441

               U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-2


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

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (FORMERLY CAPITAL GROWTH, INC.)

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           June 30, 2001 and March 31, 2001                           1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three months ended June 30, 2001
            and 2000                                                  2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months ended June 30, 2001
           and 2000                                               3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                  5 - 16

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2001 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Three
                                                    Months Ended
                                                      June 30,
                                            __________________________
                                                  2001         2000
                                            ____________   ___________
NET SALES                                    $ 1,064,394   $ 1,506,066

COST OF GOODS SOLD                               752,124     1,136,678
                                            ____________   ___________
GROSS PROFIT                                     312,270       369,388

EXPENSES:
  General and administrative                     188,444       250,350
                                            ____________   ___________
OPERATING INCOME                                 123,826       119,038
                                            ____________   ___________
OTHER INCOME (EXPENSE):
  Interest income                                  1,972           193
  Interest (expense)                              (3,330)      (20,934)
                                            ____________   ___________
        Total Other Income (Expense)              (1,358)      (20,741)
                                            ____________   ___________
INCOME BEFORE INCOME TAXES                       122,468        98,297

CURRENT TAX EXPENSE                                    -        32,353

DEFERRED TAX EXPENSE (BENEFIT)                         -        (4,063)
                                            ____________   ___________
NET INCOME                                  $    122,468   $    70,007
                                            ____________   ___________
BASIC EARNINGS PER COMMON SHARE             $        .01   $       .01
                                            ____________   ___________
DILUTED EARNINGS (LOSS) PER COMMON SHARE    $        .01   $        NA
                                            ------------   -----------

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

  During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. In connection with the agreement shareholders of the Subsidiary contributed and cancelled 425,000 shares of common stock. The Subsidiary issued 100,000 shares of common stock for legal fees. The agreement required the Subsidiary shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of the Parent and the Parent's shareholders to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. The Parent also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent.
  After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the reverse organization, the parent changed its name to Imagenetix, Inc. The only asset or liability of Parent which remained on the consolidated balances of the Company after the reverse acquisition was an $11,000 note payable to a related party.

  On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Subsidiary or Imagenetix CA as a result of the recapitalization [See Note 7.].

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

  Trademarks   Costs of purchasing trademarks are amortized on a straight-
  line basis over 17 years.

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

  Impairment of Long-Lived and Certain Intangible Assets   The Company has
  adopted the Statement of Financial Accounting Standards "SFAS" No. 121 for purposes of determining and measuring impairment of long-lived and certain intangible assets to be held and used in the business. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 9].

  Revenue Recognition   Revenue is recognized when the product is shipped.
  The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at June 30, 2001.

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

  Stock Based Compensation   The Company accounts for its stock based
  compensation in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

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
                                                ___________  ___________

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

             The following is a summary of equipment, at cost, less accumulated depreciation:

                                                       June 30,  March 31,
                                                         2001        2001
                                                     __________  __________
       Lease-hold improvements                       $  105,142  $  105,142
       Office equipment                                  27,699      22,707
       Leased equipment                                  21,341      21,341
       Less accumulated depreciation                    (32,785)    (27,029)
                                                     __________  __________
                                                     $  121,397  $  122,161
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
                                                            __________

  During the three months ended June 30, 2001, the Company negotiated to combine the balances of three notes, which were in default, into one note. The Company paid $27,396 of the principal balance on the note payable to related party. During the three months ended June 30, 2001 and 2000 the Company recorded $3,330 and $18,744 in interest on notes payable.

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
                                                      _______________


  Consulting agreement   The Company entered into a spokesperson agreement
  with Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agree to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest 50,000 at April 15, 2002 and 50,000 on April 15, 2003. The Company issued the options at the published market value of the Company's common stock and accordingly, did not recognize any additional expenses associated with the granting of stock options.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   COMMITMENTS AND CONTINGINCIES [Continued]

  Consulting Agreement - [Continued] During the three months ended June 30, 2001, the Company has expensed $34,000 related to this agreement.

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

  Stock Bonus Plan   During the year ended March 31, 2000 the Board of
  Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. During June 1999 an officer and majority shareholder returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the company.

  Warrants   The Company had warrants outstanding prior to the reverse
  acquisition. These warrants retained their characteristics as part of the acquisition agreement. The various types of warrants are explained in the following detail.

  The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At June 30, 2001, 1,483,750 Class A warrants were outstanding.

  The Company's Class B warrants have an exercise price of $1.10 per share of common stock. At June 30, 2001, 950,0000 Class B warrants were outstanding.

  The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At June 30, 2001, 750,000 Class C warrants were outstanding.

  The Company's Class D warrants have an exercise price of $1.75 per share of common stock. At June 30, 2001, 100,000 Class D warrants were outstanding.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK [Continued]

  The Company's Class AA warrants have an exercise price of $2.25 per share of common stock. During the three months ended June 30, 2001, the Company issued Class AA warrants to purchase 25,000 shares of common stock at $2.25 per share.

  The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of June 30, 2001 none of the warrants had been exercised.

  Stock Option Plan   In October 2000, the Company adopted a Stock Option
  Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

  In April 2001, the Company issued options to purchase 100,000 shares of common stock at $.86 per share to a consulting agreement (see Note 6). The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share to a consultant for services related to the previously mentioned consulting agreement.

  A summary of the status of the options granted under the 2000 stock option plan and other agreements at June 30, 2001, and changes during the three months and period then ended are presented in the table below:

                                                           2001
                                               ___________________________
                                                          Weighted Average
                                               Shares       Exercise Price
                                               ____________   ____________
          Outstanding at beginning of period        525,000      $    1.57
          Granted                                   125,000            .89
          Exercised                                       -              -
          Forfeited                                       -              -
          Expired                                         -              -
                                               ____________   ____________
          Outstanding at end of period              650,000          $1.44
                                               ____________   ____________
          Exercisable at end of period              353,335          $1.29
                                               ____________   ____________
                     Weighted average fair value of
          options granted                           125,000       $    .06
                                               ____________   ____________

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   CAPITAL STOCK [Continued]

                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  350,000     4.75 years     $  .96         250,000     $    1.00
$    2.00  300,000     9.25 years     $ 2.00         103,335     $    2.00

  Stock Options   During the period presented in the accompanying financial
  statements, the Company has granted options under the 2000 Stock Option Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan or other agreements. Had compensation cost for the Company's stock option plan and other options issued to employees been determined on the fair value at the grant date during the period ended June 30, 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced as reflected in the proforma amounts below:

                                                  For the Three
                                                   Months Ended
                                                     June 30,
                                           __________________________
                                                 2001        2000
                                           ____________  ____________
      Net Loss applicable to
      common stockholders     As reported  $    122,468  $     70,007
                              Proforma     $    114,906  $        N/A

      Earnings per Share      As reported  $        .01  $        .01
                              Proforma     $        .01  $        N/A

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
                                                              _________

NOTE 9   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period presented:

                                                   For the Three
                                                     Months Ended
                                                      June 30,
                                            _____________________________
                                                   2001         2000
                                            _______________   ___________
   Income (loss) from continuing operations
    available to common shareholders
    (Numerator)                             $       122,468   $    70,007
                                            _______________   ___________
   Weighted average number of common
     shares outstanding used in loss per
     share during the period (Denominator)        8,550,000     5,175,000
                                            _______________   ___________
   Weighted average number of common
     shares outstanding used in diluted
      loss per share during the period
      (Denominator)                               9,066,003           N/A
                                            _______________   ___________

  At June 30, 2001, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 850,000 shares of common stock at prices ranging from $1.75 - $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

  At June 30, 2000, the Company had no outstanding options or warrants to purchase common stock.

                 IMAGENETIX, INC. AND SUBSIDIARY
                 (Formerly Capital Growth, Inc.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CONCENTRATION OF CREDIT RISK

  Sales-During the three months ended June 30, 2001, the Company had four major customers who accounted for 45%, 17%, 13%, and 12% of sales. The Company's President owns 15% of a customer who accounted for approximately 12% of the Company's total sales. The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 75% of the Company's sales. The interruption of raw materials or the loss of one of these major customers would adversely affect the Company's business and financial condition.

  Accounts Receivable-At June 30, 2001, the Company had four customers which accounted for 50%, 14%, 13%, and 10% of the Company's accounts receivables-trade balance.

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

NOTE 12   ACCOUNTS RECEIVABLE

  Accounts receivable is carried at the expected realizable value. At June 30, 2001 accounts receivable consisted of the following:

          Accounts receivable - trade         $         961,694
          Allowance for doubtful accounts               (45,000)
          Insurance refund receivable                    76,543
                                                     __________
                  Accounts receivable, net    $         993,237
                                                     __________

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

                                     IMAGENETIX, INC.


Date: 1/11/02                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 1/11/02                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director