Form 10QSB
period 2001-12-31
IMAGENETIX INC /NV/
filed 2002-02-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

                           December 31, 2001

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2001

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           December 31, 2001 and March 31, 2001                      1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and nine months ended
           December 31, 2001 and 2000                                2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the nine months ended December 31, 2001
           and 2000                                              3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 17

                 IMAGENETIX, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS
                           [Unaudited]

                              ASSETS
                                           December 31,       March 31,
                                                2001           2001
                                             ____________   ____________
CURRENT ASSETS:
  Cash                                       $    452,119   $    489,041
  Account receivable, net                         645,249        475,988
  Inventory                                       937,166        632,741
  Receivables-employees                                 -         37,388
  Prepaid expenses                                 13,323         44,430
  Current tax asset                                     -          1,193
                                             ____________   ____________
        Total Current Assets                    2,047,857      1,680,781

PROPERTY AND EQUIPMENT, net                       127,956        122,161

OTHER ASSETS                                      137,007         63,536
                                             ____________   ____________
                                             $  2,312,820   $  1,866,478
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable-related party                $     85,109   $    133,570
  Line of credit-related party                    101,263              -
  Current portion of capital leases                 3,619          6,299
  Accounts payable                                359,795        278,693
  Customer Deposits                                29,483         31,870
  Accrued expense                                  17,551         13,177
  Income tax payable                               35,868         22,130
                                             ____________   ____________
        Total Current Liabilities                 632,688        485,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          3,682          5,719

DEFERRED TAX LIABILITY                                  -          1,193
                                             ____________   ____________
        Total Liabilities                         636,370        492,651
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                1,862,213      1,658,557
  Retained earnings (deficit)                    (194,313)      (293,280)
                                             ____________   ____________
        Total Stockholders' Equity              1,676,450      1,373,827
                                             ____________   ____________
                                             $  2,312,820   $  1,866,478
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                 IMAGENETIX, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          [Unaudited]
                                       For the Three      For the Nine
                                       Months Ended       Months Ended
                                       December 31,       December 31,
                                  ____________________  ____________________
                                  2001       2000       2001      2000
                                  _________  _________  _________ __________
NET SALES                         1,189,264  1,091,308  3,605,661  3,802,625

COST OF GOODS SOLD                  859,308    688,536  2,393,628  2,692,421
                                  _________  _________  _________  _________
GROSS PROFIT                        329,956    402,772  1,212,033  1,110,204

EXPENSES:
  General and administrative        524,756    490,633  1,280,166  1,250,233
                                  _________  _________  _________  _________
OPERATING INCOME (LOSS)            (194,800)   (87,861)   (68,133)  (140,029)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                       330      7,330      2,754     12,212
  Other income                      215,000    (25,347)   215,000          -
  Interest (expense) other          (24,474)    11,856    (24,474)   (31,829)
  Interest (expense) related party   (6,465)   (21,435)   (12,442)   (21,435)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                   184,391    (27,596)   180,838    (41,052)
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES   (10,409)  (115,457)   112,705   (181,081)

CURRENT TAX EXPENSE (BENEFIT)         2,826          -     13,738          -

DEFERRED TAX EXPENSE (BENEFIT)            -    (47,910)         -    (69,735)
                                  _________  _________  _________  _________
NET INCOME (LOSS)                   (13,235)   (67,547)    98,967   (111,346)
                                  =========  =========  =========  =========
EARNINGS (LOSS) PER COMMON SHARE  $    (.00) $    (.01) $     .01  $    (.02)
                                  =========  =========  =========  =========
DILUTED EARNINGS (LOSS) COMMON
SHARE                             $    (.00) $    (.01) $     .01  $    (.02)
                                  =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        [Unaudited]

                                                       For the Nine
                                                       Months Ended
                                                       December 31,
                                              ______________________________
                                                      2001        2000
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income (loss)                           $       98,967   $    (111,346)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non-cash expense                                 130,234         100,000
    Depreciation & amortization expense               18,832           9,973
    Changes in assets and liabilities:
      (Increase) in account receivable              (169,261)        (30,740)
      (Increase) in inventory                       (304,425)        (89,014)
      (Increase) decrease in receivable   employee    37,388         (56,525)
      (Increase) decrease in prepaid expense          31,107         (69,736)
      (Increase) in other assets                           -         (35,026)
      Decrease in current tax asset                    1,193               -
      Increase (decrease) in accounts payable         81,102        (109,508)
      (Decrease) in customer deposits                 (2,387)              -
      Increase (Decrease) in accrued expense           4,374            (478)
      Increase in income tax payable                  13,738               -
      (Decrease) in deferred tax liabilities          (1,193)              -
                                              ______________   _____________
        Net Cash (Used) by Operating
        Activities                                   (60,331)       (392,400)
                                              ______________   _____________
Cash Flows from Investing Activities:
  (Increase) in intangible assets                       (750)        (14,329)
  Payments for property and equipment                (23,926)        (93,516)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities      (24,676)       (107,845)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Proceeds from notes payable   related party              -               -
  Payments on notes payable   related party          (48,461)       (155,000)
  Proceeds from capital lease                              -
  Payments on capital leases                          (4,717)         (9,670)
  Proceeds from common stock                               -       1,400,000
  Increase in line of credit balance                 101,263        (208,000)
                                              ______________   _____________
        Net Cash Provided by Financing Activities     48,085       1,027,330
                                              ______________   _____________
Net Increase (Decrease) in Cash                      (36,922)        527,085

Cash at Beginning of Period                          489,041         117,954
                                              ______________   _____________
Cash at End of Period                         $      452,119   $     645,030
                                              ==============   =============

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          [Unaudited]



                                                      For the Nine
                                                      Months Ended
                                                      December 31,
                                              _____________________________
                                                    2001        2000
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $       10,529 $       51,991
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended December 31, 2001

  In October 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company who provided a line of credit to the Company. Of the $97,896 fair value recorded for these warrants, $24,474 was recorded as interest expense and $73,422 as deferred expenses.

  In September 2001, the Company issued warrants to purchase 20,000 shares of common stock at $.70 per share. The Company recorded expense of $5,556 related to the granting of these warrants.

  In April 2001, the Company issued options to purchase 25,000 shares of common stock at $1.00 per share. The Company recorded legal expense of $22,570 related to the granting of these options.

  In April 2001, the Company issued options to purchase 100,000 shares of common stock at $.86 per share. The Company recorded expense of $77,634 related to the granting of these options.

  For the Period Ended December 31, 2000

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

  The Company issued warrants to purchase 140,000 shares of common stock at $1.00 to underwriters of the Company's private placement completed in October 2000. The fair value of $35,155 was considered a stock offering cost.

  The Company issued options to purchase 225,000 shares of common stock at $1.00 per share to an officer of the Company for extending terms related to notes payable. The fair value of $1,509 was not expensed, but has been disclosed according to APB 25.


The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. (formerly Capital Growth, Inc.) ["Parent"] organized under the laws of the State of Nevada on March 28, 1988; and its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 (formerly Internet International Business Management, Inc.) and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products.

  During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. In connection with the agreement shareholders of the Subsidiary contributed and cancelled 425,000 shares of common stock. The Subsidiary issued 100,000 shares of common stock for legal fees. The agreement required the Subsidiary shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of the Parent and the Parent's shareholders to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. The Parent also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent. After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the reverse acquisition, the parent changed its name to Imagenetix, Inc. The only asset or liability of Parent which remained on the consolidated balances of the Company after the reverse acquisition was an $11,000 note payable to a related party.

  On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Subsidiary or Imagenetix CA as a result of the recapitalization [See Note 8].

  The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation   All significant intercompany transactions between the
  Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had $352,119 cash balances in excess of federally insured limits.

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

  Impairment of Long-Lived and Certain Intangible Assets   The Company has
  adopted the Statement of Financial Accounting Standards "SFAS" No. 121 for purposes of determining and measuring impairment of certain long-lived and certain intangible assets to be held and used in the business. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 10].

  Revenue Recognition   Revenue is recognized when the product is shipped.
  The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at December 31, 2001.

  Advertising Costs   Costs incurred in connection with advertising and
  promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $141,634 and $0 for the nine months ended December 31, 2001 and 2000, respectively.

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

  Reclassification - The financial statements for periods prior to December 31, 2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 financial statements.

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

  Condensed Financial Statements   The accompanying financial statements have
  been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and 2000 and for the three and nine months then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statement and notes thereto included in the Company's March 31, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2   INVENTORY

  Inventory is carried at the lower of cost or market value. Inventory consists of the following:
                                                December 31,      March 31,
                                                    2001            2001
                                                ___________     ___________
          Finished goods                        $   877,767     $   604,380
          Boxes, labels, & bottles                   84,399          53,361
          Reserve for obsolete inventory            (25,000)        (25,000)
                                                ___________     ___________
                  Total Inventory               $   937,166     $   632,741
                                                ___________     ___________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation:

                                                  December 31,      March 31,
                                                     2001             2001
                                                  __________       __________
       Lease-hold improvements                    $  116,344       $  105,142
       Office equipment                               35,430           22,707
       Leased equipment                               21,341           21,341
       Less accumulated depreciation                 (45,159)         (27,029)
                                                  __________       __________
                                                  $  127,956       $  122,161
                                                  __________       __________

  Depreciation expense for the nine month periods ended December 31, 2001 and 2000 was $18,131 and $9,673.

NOTE 4   OTHER ASSETS

  The following is a summary of intangible assets which is included in "Other Assets" on the face of the balance sheet:
                                                    December 31,    March 31,
                                                     2001             2001
                                                    __________     __________
       Trademarks                                   $    8,016     $    7,266
       Globestar                                         3,675          3,675
       Less Amoritization                               (1,171)          (470)
                                                    __________     __________
                                                    $   10,520     $   10,471
                                                    __________     __________

  For the nine months ended December 31, 2001 and 2000 amortization expense was $701 and $300.

  Deposits - The Company has also made a deposit of $53,066 as prepaid rent for its corporate offices. This amount is included in Other Assets on the face of the balance sheet at December 31, 2001 and March 31, 2001.

  Deferred expenses - Line of credit   Two shareholders of the Company agreed
  to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. The Company granted warrants to purchase 250,000 shares of common stock to these shareholders as an incentive for the line of credit. The fair value of the warrants were $97,896, of which $24,474 was expensed as interest expense and $73,422 was recorded as deferred expense, which is included in "Other Assets" on the face of the balance sheet.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   NOTES PAYABLE   RELATED PARTY

  The following is a summary of notes payable to related parties, as of:

                                                           December 31,
                                                                2001
                                                           ____________
  10% unsecured note payable to an
      officer/shareholder, due July 20, 2002                     85,109
                                                           ____________
                                                                 85,109
                              Less current portion              (85,109)
                                                           ____________
                              Long-term portion            $          -
                                                           ____________

  During the nine months ended December 31, 2001, the Company negotiated to combine the balances of three notes, which were in default, into one note. The Company paid $48,461 of the principal balance on the note payable to related party. During the nine months ended December 31, 2001 and 2000 the Company recorded $7,920 and $48,403, respectively, in interest on notes payable.

NOTE 6   LINE OF CREDIT

  In October 2001, the Company entered into an line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expires on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately.

NOTE 7   COMMITMENTS AND CONTINGENCIES

  Capital Lease   The following schedule details equipment purchased under
  capital leases as of:

                                                           December 31,
                                                               2001
                                                          _____________
          Lease equipment                                 $      21,341
          Less accumulated depreciation                         (11,377)
                                                          _____________
                                                          $       9,964
                                                          _____________

  Depreciation expense on capital leases for the nine months ended December 31, 2001 and 2000 amounted to $3,216 and $5,439, respectively.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   COMMITMENTS AND CONTINGINCIES [Continued]

  Total future minimum lease payments and current portion of capital lease obligations are as follows:

                   December 31,                      Principal Payments
                  ______________                      ______________
                       2002                       $              3,619
                       2003                                      3,682
                       2004                                          -
                       2005                                          -
                       2006                                          -
                                                            __________
                                                                 7,301
     Less:  current portion                                    (3,619)
                                                            __________
     Capital lease obligations   long-term        $              3,682
                                                           ___________

  Operating Lease   The Company has entered into a building lease for its
  office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the nine months ended December 31, 2001 and 2000 amounted to $131,589 and $125,532, respectively. The following is a schedule of minimum annual rental payments for the next five years.
                                                     Minimum Annual
              December 31,                            Rental Payments
               __________                             _____________
                  2002                             $         175,472
                  2003                                             -
                  2004                                             -
                  2005                                             -
                  2006                                             -
                                                       _____________
                                                   $         175,472
                                                      _______________

  Consulting agreement   The Company entered into a spokesperson agreement
  with Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agreed to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years.
  The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two-year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest immediately and are scheduled to be exercisable at 50,000 on April 15, 2002 and 50,000 on April 15, 2003. The Company recorded the fair value of $77,634 for the options as marketing expense. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 has been recorded as legal expense.

  During the nine months ended December 31, 2001, the Company has expensed $182,204 related to this agreement.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   COMMITMENTS AND CONTINGINCIES [Continued]

  Contingencies - The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

  On or about April 6, 2000, the Company was named in a cross-complaint, in response to a suit filed by the President of the Company against his former employer. In October 2001, the Company settled the lawsuit and cross-complaint with the Company. The Company has also maintained an insurance policy which will reimburse the Company for expenses related to the litigation.

NOTE 8   CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

  Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2001, the Company had 8,550,000 shares of common stock issued and outstanding.

  Stock Bonus Plan   During the year ended March 31, 2000 the Board of
  Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. During June 1999 an officer and majority shareholder returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the company.

  Warrants   The Company had warrants outstanding prior to the reverse
  acquisition. These warrants retained their characteristics as part of the acquisition agreement. The various types of warrants are explained in the following detail.

  The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At December 31, 2001, 1,483,750 Class A warrants were outstanding.

  The Company's Class B warrants have an exercise price of $1.10 per share of common stock. During the nine months ended December 31, 2001, the Company granted warrants to purchase 20,000 shares of common stock to consultants for services valued at $5,556. At December 31, 2001, 970,000 Class B warrants were outstanding.

  The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At December 31, 2001, 750,000 Class C warrants were outstanding.

  The Company's Class D warrants have an exercise price of $1.75 per share of common stock. During the nine months ended December 31, 2001, the Company granted warrants to purchase 25,000 shares of common stock to a consultant for services. The fair value of these warrants is nominal and has not been expensed. At December 31, 2001, 125,000 Class D warrants were outstanding.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK [Continued]

  The Company's Class E warrants have an exercise price of $.70 per share of common stock. During the nine months ended December 31, 2001, the Company issued Class E warrants to purchase 250,000 shares of common stock at $.70 per share. The fair value of $97,896 is being amortized over the life of a one-year $1,000,000 line of credit with two principal shareholders. These warrants expire in October 2006.

  The Company's Class AA warrants have an exercise price of $2.25 per share of common stock. During the nine months ended December 31, 2001, the Company granted warrants to purchase 25,000 shares of common stock, but later cancelled the warrants. As of December 31, 2001, no Class AA warrants were issued and outstanding.

  The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of December 31, 2001 none of the warrants had been exercised.

  Stock Option Plan   In October 2000, the Company adopted a Stock Option
  Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

  During the nine months ended December 31, 2001 the Company issued options to purchase 100,000 shares of common stock at $.86 per share to a consultant. The fair value of $77,634 has been recorded as marketing expense. The options vest immediately, become exercisable over a two-year period and have a five-year life. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 has been recorded as legal expense.

                 IMAGENETIX, INC. AND SUBSIDIARY

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK [Continued]

  A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2001, and changes during the nine months then ended are presented in the table below:
                                                         Weighted Average
                                                Shares   Exercise Price
                                                   ________________________
          Outstanding at beginning of period        525,000     $    1.57
          Granted                                   125,000           .89
          Exercised                                       -             -
          Forfeited                                       -             -
          Expired                                         -             -
                                                   ________________________
          Outstanding at end of period              650,000     $    1.44
                                                   ________________________
          Exercisable at end of period              378,335     $    1.34
                                                   ________________________
          Weighted average fair value of options
          granted                                   125,000     $     .06
                                                   ________________________

                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  350,000     4.25 years     $  .96        250,000     $    1.00
$    2.00  300,000     9.00 years     $ 2.00        128,335     $    2.00

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   CAPITAL STOCK [Continued]

  Had compensation cost for the Company's stock option plan and other options issued to employees been determined on the fair value at the grant date during the period ended December 31, 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced as reflected in the proforma amounts below:

                                       For the Three        For the Nine
                                       Months Ended         Months Ended
                                       December 31,         December 31,
                                     ___________________  __________________
                                     2001        2000     2001       2000
                                     _________  ________  ________ _________
  EARNINGS (LOSS) PER COMMON SHARE
     as reported                     $ (13,235) $(67,547) $ 98,967 $(111,346)
     Proforma                        $ (13,235) $(67,547) $ 98,967 $(111,346)

  DILUTED EARNINGS (LOSS) PER
     as reported                     $    (.00) $   (.01) $    .01 $    (.02)
     Proforma                        $    (.00) $   (.01) $    .01 $    (.02)

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a state net operating loss carryover of approximately $30,000 at December 31, 2001.

  At December 31, and March 31, 2001, the total of all deferred tax assets were approximately $37,600 and $110,000, respectively. The total of all deferred tax liabilities were $0 and $1,200, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of $37,600. The net change in the valuation allowance for the nine months ended December 31, 2001 was a decrease of $71,500.

   The temporary differences gave rise to the following deferred tax asset (liability):

                                                            December 31,
                                                                2001
                                                             _________
       Excess of tax over financial
         accounting depreciation                              $4,010
       Allowance for obsolete inventory                        9,959
       Allowance for bad debt                                 21,934
       Net operating loss carryover - state                    1,752

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consisted of the following:
                                                            Nine Months
                                                               Ended
                                                            December 31,
                                                                2001
                                                            ___________
       Current income tax expense:
             Federal                                        $    13,738
             State                                                    -
                                                            ___________
       Net current tax expense                              $    13,738
                                                            ___________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                                      $    (5,203)
        Contribution carryover                                      518
        Net operating loss                                       80,130
        Valuation allowance                                     (71,437)
        Allowance for bad debts                                  (4,008)
                                                             __________
       Net deferred tax expense                              $        -
                                                             __________

 Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

 The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:
                                                               Nine Months
                                                                 Ended
                                                               December 31,
                                                                  2001
                                                               ___________
       Computed tax at the expected
         federal statutory rate                                     34.00%
       State income taxes, net of federal benefit                    5.83
       Compensation due to options/warrants                         46.03
       Difference in statutory and estimated tax rates             (10.42)
       Valuation allowance                                         (63.38)
       Other                                                          .13
                                                              ___________
       Effective income tax rates                                   12.19%
                                                              ___________

  The Company has used an estimated federal tax rate of 34% to value the deferred tax liabilities and assets which is based on the Company's estimated taxable income in the periods in which the deferred tax liabilities or assets are expected to be settled or realized. However, due to the uncertainty of the future tax events of the Company, the statutory rates applicable to the settlement or realization of the deferred tax asset or liability may differ from the estimated rate used. This difference between the estimated rate and the statutory rate at the time of settlement is reflected in the above reconciliation as "difference in statutory and estimated tax rates."

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share common stock for the period presented:
                                       For the Three         For the Nine
                                       Months Ended          Months Ended
                                       December 31,          December 31,
                                     ___________________   _________________
                                     2001          2000    2001       2000
                                     _________ _________   ________ ________
   Income (loss) available to common
     shareholders (Numerator)        $(13,235) $ (67,547)  $ 98,967$(111,346)
                                     ________  _________   ________ ________
   Weighted average number of common
     shares outstanding used in
     earnings (loss) per share during
     the period (Denominator)       8,550,000  8,227,989  8,550,000 6,430,545
                                    _________  _________  _________ _________
   Weighted average number of common
     shares outstanding used in
     diluted earnings (loss) per
     share during the period
     (Denominator)                  8,664,782  8,227,989  8,783,543 6,430,545
                                    _________  _________  _________ _________

  For the three months ended December 31, 2001, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 1,845,000 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

NOTE 11   RELATED PARTY TRANSACTIONS

  Sales - During the nine months ended December 31, 2001, a company in which the President of the Company owns approximately 15%, accounted for approximately 7% of the Company's total sales.

  Warrants - The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company as an incentive to the shareholders to provide a $1,000,000 line of credit to the Company. The Company expensed $24,474 as interest expense and recorded $73,422 as deferred expenses related to the granting of these warrants.

  Notes payable The Company made principal payments of $48,461 and interest payments of $7,265 to an officer of the Company. The officer had provided a loan to the Company, which has a principal balance of $85,110 and accrued interest of $653 at December 31, 2001. During the nine months ended December 31, 2001, the Company expensed $7,918 in interest expenses related to the note payable.

  Line of credit   Two shareholders of the Company agreed to provide the
  Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. At December 31, 2001, the line of credit had a balance of $101,263. During the nine months ended December 31, 2001, the Company expensed $3,400 in interest related to the line of credit.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   CONCENTRATIONS

  Sales - During the nine months ended December 31, 2001, the Company had one significant customer who accounted for 55% of sales. The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales. The interruption of raw materials or the loss of this significant customer would adversely affect the Company's business and financial condition.

  Accounts Receivable   At December 31, 2001, the Company had three customers
  which accounted for 49%, 20%, and 12% of the Company's accounts receivables-trade balance.

NOTE 13   ACCOUNTS RECEIVABLE

  Accounts receivable is carried at the expected realizable value. At December 31, 2001 accounts receivable consisted of the following:

          Accounts receivable - trade         $  655,310
          Allowance for doubtful accounts        (55,061)
          Insurance refund receivable             45,000
                                              __________

                  Accounts receivable, net    $  645,249
                                              __________

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

       We develop, formulate and market on a private label basis innovative, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies conducted at our request and are offered primarily to network marketing companies and mass market distributors that sell to the large retail chains as well as to the retail chains themselves. A key part of our marketing strategy is our ability to provide our customers with what we refer to as a "turnkey" approach to retail marketing of our products. Our "turnkey" approach provides:

     *    Specific product formulations requested by our customers;
     *    Scientific studies to support claims made for our products;
     * Assistance in obtaining foreign country regulatory approval for sale of our product;
     * Marketing materials and marketing assistance to support product sales; and
     * Manufacture of products with delivery directly to the customer.

     Following development of a new nutritional or skin care product, we:

     * Conduct and complete any scientific studies necessary for regulatory compliance;
     * Arrange for the manufacture of finished goods to our specifications on behalf of our customers; and
     * Develop marketing tools and plans to promote product sales, including labels and graphic designs, promotional brochures, and providing speakers to promote our customers' products.

     We currently sell over sixty products to network marketing companies including Nikken, Rexall Showcase International, American Longevity, Integris, Noevir, Neways, and Unicity Network. We also sell to mass market distributors, such as Natrol, which sell to retail mass merchandisers, including Walgreens', Wal-Mart, CVC, and Eckerd's and to other distributors, such as Nature's Way, that sell directly to health food stores throughout the United States. Our four largest customers, Nikken, Rexall, Neways and Integris, accounted for 56%, 12%, 7%, and 6% respectively, of our net sales for the six months ended December 31, 2001.
We do not sell any products under own label.

     Our management and key personnel have many years of experience in developing and selling nutritional products to network marketers as well as to other direct marketers, distributors, health food stores and mass market merchandisers.

Results of Operations.
----------------------

          Three months ended December 31, 2001 and December 31, 2000
          ------------------------------------------------------------

          Net sales for the three month period ending December 31, 2001, was $1,189,264, an increase of $97,956 or 9%, compared to the same three month period ending December 31, 2000. The increase was due to new product launches into the network marketing channel during the three month period ending December 31, 2001. The Company experienced a increase in the cost of goods sold, as a percentage of net sales to 72% compared to 63%, for the three month period ending December 31, 2000. This increase in gross margins was primarily due to the product sales mix. Selling, general and administrative expenses increased by $34,123, compared to the three month period ending December 31, 2000.

          Nine months ended December 31, 2001 and December 31, 2000
          ----------------------------------------------------------

          Net sales for the nine month period ending December 31, 2001, were $3,605,661 an decrease of $196,964 or 5%, compared to the same nine month period ending December 31, 2000. The Company experienced an decrease in the cost of goods sold, as a percentage of net sales to 66% compared to 70%, for the nine month period ending December 31, 2000. Selling, general and administrative expenses increased by $29,933 compared to the nine month period ending December 31, 2000.

Liquidity.
----------

          At December 31, 2001, the Company had working capital of $1.4 million, compared to working capital at March 31, 2001, of $1.2 million. Cash, Accounts Receivable and Inventory increased by $436,764 at December 31, 2001, as compared to the fiscal year ending March 31, 2001.

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

                                     IMAGENETIX, INC.


Date: 2/14/02                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 2/14/02                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director