Form 10KSB
period 2002-03-31
IMAGENETIX INC /NV/
filed 2002-06-27
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 2002

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

     Check if disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year: March 31, 2002 - $4,443,742.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     On June 24, 2002 there were approximately 4,206,018 shares of common voting stock of the Registrant beneficially owned by non-affiliates valued at $3,659,356. This valuation is based upon the average bid and asked prices ($.87) on June 25, 2002, for the common stock of the Registrant on the OTC Bulletin Board.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              June 25, 2002

                      8,550,000-Common Voting Stock

                    DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 PART I

Item 1.  Description of Business.
         ------------------------

History Development.
--------------------

     We were incorporated under the laws of the State of Nevada on March 28, 1988, under the name "Capital Growth, Inc." In October 2000 we acquired Imagenetix, Inc., a Colorado corporation and changed our name to "Imagenetix, Inc."

Business.
---------

Our Business

     We develop, formulate and market on a private label basis innovative, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies conducted at our request and are offered primarily to network marketing companies and mass market distributors that sell to the large retail chains as well as to the retail chains themselves. A key part of our marketing strategy is our ability to provide our customers with what we refer to as a "turnkey" approach to retail marketing of our products. Our "turnkey" approach provides:

     o    Specific product formulations requested by our customers;
     o    Scientific studies to support claims made for our products;
     o    Assistance in complying with U.S. laws and regulations;
     o Assistance in obtaining foreign country regulatory approval for sale of our products;
     o    Marketing materials and marketing assistance to support product sales;
          and
     o    Manufacture of products with delivery directly to the customer.

     Following development of a new nutritional or skin care product, we:

     o Conduct and complete any scientific studies necessary for regulatory compliance;
     o Arrange for the manufacture of finished products to our specifications on behalf of our customers; and
     o Develop marketing tools and plans to promote product sales, including labels and graphic designs, promotional brochures and providing speakers to promote our customers' products.

     We currently sell over 60 products to network marketing companies including Nikken, Rexall Showcase International, American Longevity, Heritage International, Integris, 4 Life Research, Nuskin, Noevir, Neways and Unicity Network. We also sell to mass market distributors, such as Natrol, which sell to retail mass merchandisers, including Walgreen's, WalMart, CVC and Eckerd's and to other distributors, such as Nature's Way, that sell directly to health food stores throughout the United States. Our four largest customers, Nikken, Neways, Integris and Health Products, International, accounted for 57%, 9%, 9% and 6%, respectively, of our net sales for the year ended March 31, 2002. We do not sell any products under our own label.

     Our management and key personnel have many years experience in developing and selling nutritional products to network marketers as well as to other direct marketers, distributors, health food stores and mass market merchandisers.

Our Strategy

     We intend to become a leading international supplier of nutritional supplements and skin care products primarily to network marketing companies, as well as to other direct marketing companies, national distributors, health food stores and mass merchandisers. In order to achieve our goal, we intend to:

     o Continue to develop innovative and proprietary nutritional and skin care products;
     o Continue to offer "turn key" services , including product development, regulatory compliance and manufacturing and marketing services, to assist our customers in quickly bringing new products to market; and
     o Market our products internationally, with emphasis on Japan, by assisting our customers in registering their products for sale in foreign countries.

     To date, we have completed the registration of over 25 products in foreign countries, including Japan, Australia, South Korea and Canada. Most of the products registered contain our proprietary Celadrin(TM) compound.

Industry Overview

     The nutritional supplement industry has experienced consistent growth since the adoption of the Dietary Supplement Health and Education Act of 1994, which allows vendors of dietary supplements to educate consumers regarding the effects of certain dietary ingredients. According to the National Marketing Institute, the U.S. nutrition industry reached approximately $32.7 billion in retail sales in 2000, or a 16% increase in sales compared to 1999. These sales included vitamin, mineral and herbal supplement sales of approximately $17.9 billion in 2000. According to the Direct Selling Guide & Outlook Survey, U.S. sales of nutritional supplements by network marketing companies alone totaled approximately $4.1 billion in 1999, and worldwide network marketing sales totaled approximately $17.0 billion in 2000.

     The dietary supplement industry is highly diversified and intensely competitive. It includes companies that manufacture, distribute and sell products that are generally intended to supplement our daily diets with nutrients that may enhance the body's performance and well-being. Dietary supplements include vitamins, minerals, herbs, botanicals, amino acids and compounds. Specific statutory provisions governing the dietary supplement industry were codified in the Dietary Supplement Health and Education Act. This act provides new statutory protections for dietary supplements and allows for statements that inform consumers of the effect dietary supplements have upon the structure or functions of the body.

     The following factors are expected to contribute to the ongoing growth of the domestic nutritional supplement industry:

     o The aging of the American population, which is likely to cause increased consumption of nutritional supplements;
     o New product introductions in response to new research supporting the positive health effects of certain nutrients;
     o The nationwide trend toward preventative medicine resulting from rising health care costs;
     o Increased consumer interest in alternative health products such as herb-based nutritional supplements;
     o    A heightened awareness of the connection between diet and health.

     Nutritional supplements are sold primarily through:

     o Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;
     o    Health food stores;
     o    Mail order companies; and
     o    Direct sales organizations, including network marketing companies.

     Our marketing is primarily targeted at network marketing companies, which are also known as multilevel marketing companies, although we market through a number of other channels. In the past decade, direct selling has grown as a means to distribute products due to advancements in technology and communications. Network marketing is a type of direct selling and represents the business operations of most of our customers. The distribution of products through network marketing has grown significantly in recent years. According to the 1998 "Survey of Attitudes toward Direct Selling," prepared by Wirthlin Worldwide, food, nutrition and wellness products are among the three categories which experienced the greatest gains in the direct selling industry since 1976. According to this survey, approximately 51% of the American public has purchased products or services from a direct selling company at some point in the past, with 29% of those having made such a purchase in the last 12 months. Further, four in ten adult Americans have expressed an interest in direct selling as a method of buying products and services and 23% of those who have never purchased products and services from direct selling companies are interested in direct selling. We believe we can take advantage of the growth in direct sales and the demand for nutritional supplement products. In 2000 Burke Marketing Research updated the Wirthlin study indicating that 55% of the American public had purchased products or services from a direct selling company.

Products

     We offer a variety of specialized nutritional formulations and compounds and proprietary personal skin care products. Since beginning operations in February 1999, we have developed and sold over 60 products to network marketing companies, other direct marketers, distributors and mass market merchandisers. Our product formulations may be developed by our customers, co-developed by us and the customer, or developed exclusively by us for the customer.

     Our leading product is Celadrin(TM), a nutritional supplement compound comprised of a complex of fatty acid esters which we believe plays a role in human and animal joint health. We developed the product with our supplier in March 1999, but there is no patent on the product. For the years ended March 31, 2001 and 2002, approximately 65% and 82%, respectively, of our revenue was generated from the sale of various formulations containing Celadrin(TM).

     To date, four studies have been conducted on Celadrin(TM)'s principal ingredient, cetylated fatty acids. Two animal studies conducted in 2001 demonstrated no toxicity in mice to the Celadrin(TM) product. Both of these studies were sponsored by us, but were conducted by an independent laboratory. The third study, a 2001 University of Minnesota study, showed resistance of rats to arthritis following doses of cetylated fatty acids. A fourth study, conducted in 2000 by Clincyte, an independent investigator, showed that following a double blind study involving 93 patients with osteoarthritis, approximately 96% of the patients receiving the cetylated fatty acids showed improved joint mobility or pain reduction.

     We are conducting ongoing research to determine Celadrin(TM)'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using cetylated fatty acid compounds under the Celadrin(TM) name and market these formulations through multiple distribution channels. To date, we have sold Celadrin(TM) formulations primarily to network marketing companies and to Natrol, a national distributor which sells to mass merchandisers. Many of our customers resell Celadrin(TM) and other of our products under their own labels and trade names. We do not own or have any interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin(TM), we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and cream forms.

     Each process employed by us, from producing the compound to manufacturing the product, has been co-developed and co-engineered by our staff in collaboration with our supplier and manufacturers. Although our management does not have scientific or medical backgrounds, we use paid consultants who are medical doctors, scientific research consultants, independent scientific researchers or laboratories to assist us in the development and testing of our products. We also have a clinical research consultant, Robert L. Hesslink, who offices with us. Dr. Hesslink's background may be found under "Management-Consultants" below. We believe Celadrin(TM) will be our principal compound in the near future. We intend to expand the number of customers who use this compound in formulas and to develop other formulas for new customers.

     In addition to Celadrin(TM), which we sell in many formulations including a creme and as a pet product, we have developed other natural based products designed to address specific health issues, including unique and scientifically tested compounds and formulations in the following areas: 1) promoting cardiovascular health which represented approximately 1% of our sales for the nine months ended March 31, 2002; 2) improving liver function which represented approximately 9% of our sales for the same period; 3) fruit and vegetable extracts which represented approximately 9% of our sales and 4) promoting fat loss and a trim physique which represented approximately 1% of our sales for the same period.

Raw Materials and Manufacturing

     We develop, formulate and design nutritional and skin care products on a private-label basis but do not manufacture any of these products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have an agreement with our sole supplier of Celadrin(TM) to purchase sufficient quantities of the compound to meet our anticipated needs through January 2007. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

     We use a number of manufacturers to combine ingredients furnished by our suppliers into our nutritional and skin care products. By outsourcing product manufacture, we eliminate the capital required to manufacture our own products and increase the flexibility of our manufacturing resources. We have written confidentiality and exclusivity agreements with key manufacturers and believe suitable replacement manufacturers are available. However, the loss of a manufacturer could adversely affect our business.

Marketing

     Since inception, we have marketed our products to clients in multiple channels of distribution with emphasis upon network marketers. Our marketing strategy consists of:

     o Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the network marketing and mass marketing of nutraceutical supplements and other nutraceutical products;
     o Continuing to assist our customers in designing new nutritional and skin care products using our formulations;
     o Continuing to design marketing materials, provide marketing spokespersons and offering other value added services to assist customers in expanding their sales of our product;
     o Developing and offering new products to network and mass marketing companies.

     We will continue to offer our network marketing companies a turnkey approach to their new product needs. This approach emphasizes providing the customer with the support necessary to allow it to sell our products, including providing the scientific studies required by U.S. and foreign regulators, tailoring our product formulations specifically for each customer, obtaining approvals in foreign countries for our customers to market there, providing full marketing support for the products, including product information, product descriptions and speakers to discuss products at customer conventions and seminars and arranging for manufacture and shipment of the products according to customer instructions. We currently sell to eight network marketing companies and national distributors. We will continue to market to the largest network marketers through direct solicitation by our management and from time to time through telemarketing.

     In April 2001 we entered into a spokesperson agreement with Tony and Alicia Gwynn under which the Gwynns agreed to endorse our products through personal appearances and advertisements for two years. Under the agreement we made an initial payment of $28,000 for the Gwynns' services and have agreed to pay them $6,000 per month for 24 months. We also issued to the Gwynns options to purchase 100,000 shares of our common stock exercisable at $.86 per share.

Globestar(TM)

     We have developed Globestar(TM), a proprietary online computer system which provides our customers with online status reports on previously placed orders. A pre-assigned access code enables customers, manufacturers and suppliers to enter into selected areas of the Globestar(TM) system. Entry allows our corporate customers to order products from us and to access real-time information on product progress through an automatically updated sales order system. Customers are able to click on and obtain an instantaneous update on the progress of their orders using a personalized combination of voice, data and multimedia.

     Through the use of multi-media and linking programs, Globestar(TM) also provides customers with information concerning new nutritional and skin care products and backgrounds on the development of products or compounds that assist our customers in the marketing of their products. Globestar(TM) also enables us to better manage the foreign registration process of our products and provide to our customers with real time updates on the status of this registration process.

     Additional features of Globestar(TM) will include:

     o Access to better prices for raw materials through linkage of suppliers and manufacturers;
     o Online access by scientists and others allowing the input of information regarding new compounds and products.

Competition

     The nutritional supplement and skin care industries are large and intensely competitive. We compete generally with companies that manufacture and market competitive nutritional products in each of our product lines, including companies such as Twin Labs, Weider Nutrition, IVC Industries and Perrigo. We compete with companies who also supply nutritional products to network marketing companies, such as DNF, Leiner Health, Natural Alternatives, Vitatech and Chemins. We also compete with companies that develop and sell skin care products, such as West Coast Cosmetics, CA Botana and Cosmetic Products International.

     Competitive factors in the nutritional supplement and skin care markets include price, quality of products, reliability of product delivery and marketing services offered to customers. We believe we compete favorably with respect to each of these factors. Nevertheless, most of our competitors have longer operating histories, wider product offerings, greater name recognition and financial resources than do we. However, in marketing to network marketing companies, we believe our turnkey approach of offering our customers significant regulatory, marketing and manufacturing assistance provides us with a competitive advantage. While we believe that consumers appreciate the convenience of ordering products from home through a sales person, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change.

Government Regulation

     In both the United States and foreign markets, we are subject to extensive laws and governmental regulations at the federal, state and local levels. For example, we are subject, directly or indirectly, to regulations pertaining to:

     o    Dietary ingredients;
     o The manufacturing, packaging, labeling, promotion, distribution, importation, sale and storage of our products;
     o Product claims, labeling and advertising (including direct claims and advertising by us as well as claims in labeling and advertising by others, for which we may be held responsible);
     o Transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and
     o Taxation, which in some instances may impose an obligation on us to collect taxes and maintain appropriate records.

     The dietary ingredients, manufacturing, packaging, storing, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture, the Department of Customs, the Patent and Trademark Office, and the Environmental Protection Agency. Our activities are, or may be, regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and/or sold. The FDA, in particular, regulates the ingredients, manufacture, packaging, storage, labeling, promotion, distribution and sale of foods, dietary supplements and over-the-counter drugs, such as those we distribute. We and our suppliers are required by FDA regulations to meet relevant current good manufacturing practice guidelines for the preparation, packing and storage of foods and drugs. The FDA has also published proposed rules for the establishment of good manufacturing practices for dietary supplements, but it has not yet issued a proposal rule. The FDA conducts unannounced inspections of companies that manufacture, distribute and sell dietary supplements, issues warning letters for rule violations found during these inspections and refers matters to the U.S. Attorney and Justice Department for prosecution under the Federal Food, Drug and Cosmetic Act. There can be no assurance that the FDA will not question our labeling or other operations in the future.

     The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts, and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin(TM), was on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin(TM). Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:

     o The manufacturer has proof that the dietary ingredient has been present in the food supply as an article used for food and in a form in which the food has not been chemically altered, or
     o The manufacturer supplies the FDA with proof to the FDA's satisfaction of the dietary ingredient's safety.

     Manufacturers and distributors of dietary supplements may include statements of nutritional support, including structure and function claims, on labels and in advertising if:

     o The claims are corroborated by "competent and reliable scientific evidence" consistent with FTC standards for advertising review;
     o The claims for labels and labeling are filed in a certified notice with the FDA no later than 30 days after first market use of the claims;
     o The manufacturer retains substantiation that the claims are truthful and non-misleading;
     o Each claim on labels and in labeling is cross-referenced by an asterisk to a mandatory FDA disclaimer.

     The majority of the products marketed, or proposed to be marketed, by us are classified as dietary supplements. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover:

     o The identification of dietary supplements and their nutrition and ingredient labeling;
     o The terminology to be used for nutrient content claims, health claims and statements of nutritional support, including structure and function claims;
     o Labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made;
     o Notification procedures for statements of nutritional support, including structure and function claims, on dietary supplement labels and in their labeling;
     o Pre-market notification procedures for new dietary ingredients in dietary supplements.

     Dietary supplements are subject to federal laws dealing with drugs and regulations of the FDA. Those laws regulate, among other things, health claims, ingredient labeling and nutrition content claims characterizing the level of nutrient in the product. Those laws prohibit the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. A federal court has ruled that the FDA must authorize health claims presented to the agency in health claims petitions unless they are inherently misleading and must rely on disclaimers to eliminate any potentially misleading connotation conveyed by a claim. The court also held that even claims not supported by significant scientific agreement must be allowed if disclaimers can correct misleading connotations.

     Prior to permitting sales of our products in foreign markets, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. The approval process generally would require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. These approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or certain ingredients. We must also comply with product labeling and packaging regulations that vary from country to country.

     The Federal Trade Commission, which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the commission requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of its products, there can be no assurance that this agency will not question our advertising or other operations in the future.

     We believe we are in compliance with all material government regulations which apply to our products. However, we are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These future changes could, however, require the reformulation or elimination of certain products; imposition of additional record keeping and documentation requirements; imposition of new federal reporting and application requirements; modified methods of importing, manufacturing, storing or distributing certain products; and expanded or different labeling and substantiation requirements for certain products and ingredients. Any or all of these requirements could harm our business.

Trademarks

     We received a trademark for "Globestar" in April 2000 and applied for trademarks on Celadrin and Flash Glancing in December 2000 and September 2000, respectively.

Employees

     At March 31, 2002, we had eight full-time employees, including our executive officers.

Item 2.  Description of Property.
         ------------------------

     We lease approximately 5,768 square feet of office space located at 1625 West Bernardo Drive, Suites 101 and 101A, San Diego, California 92127 pursuant to a three year lease currently payable at the rate of $15,223 per month and expiring in January 2003.

Item 3.  Legal Proceedings.
         ------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     None.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is traded on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "IAGX."

     The range of high and low bid quotations for the Company's common stock during each quarter of the calendar year ended March 31, 2002, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.


                                                         BID
Quarter ended:                                High                  Low
--------------                                ----                  ---

March 31, 2002                                $1.28                 $ .69
December 31, 2001                             $1.19                 $ .55
September 30, 2001                            $ .75                 $ .53
June 30, 2001                                 $1.25                 $ .75
March 31, 2001                                $1.59                 $1.00
December 31, 2000                             $2.22                 $1.06
September 30, 2000                            $2.31                 $1.25
June 30, 2000                                 $2.38                 $1.25

Holders.
--------

     We had approximately 375 record holders of our common stock as of June 25, 2002.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. We intend to use our available funds for the development of our business. There are no material restrictions limiting, or likely to limit, our ability to pay dividends on our common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

            Preliminary Notes Regarding Forward-Looking Statements

     All forward-looking statements contained herein are deemed by us to be covered by and to qualify for the safe harbor protection provided by The Private Securities Litigation Reform Act of 1995 (The "1995 Act"). Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to our products and future economic performance. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure plans or other budgets, which may in turn affect our results of operations in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

    We develop, formulate and market on a private label basis innovative, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we conduct and are offered through multiple levels of distribution including through network marketing companies. A key part of our marketing strategy is our ability to provide network marketing companies and other mass market distributors with a "turn key" approach to the retail marketing of our products. This turnkey approach includes developing specific product formulations, providing supporting scientific studies and arranging for the manufacture and marketing of the product.

Results of Operations.

Year Ended March 31, 2002 compared to March 31, 2001.

     For the fiscal year ended March 31, 2002, net sales of $4,443,742 decreased $195,683, or 4%, compared to net sales of $4,639,425 for fiscal year period ended March 31, 2001. The decrease was primarily due to the timing of product launches by new and existing clients.

     Our strategy for future growth is to continue to focus on adding additional network marketing clients, expanding revenue with existing clients and expanding into foreign countries through existing clients.

     During fiscal year period ended March 31, 2002, we experienced a decrease in the cost of good sold as a percentage of sales, to 70% compared to 73% for the fiscal year ended March 31, 2001. The moderate decrease reflects a higher sales mix in the category of Celadrin(TM) related products.

     Selling, general, and administrative expenses for the fiscal year ending March 31, 2002, were $1,544,591, compared to $1,601,806 for fiscal year ending March 31, 2001. The expense decrease was due to decreased legal expenses and product development costs.

     We had a net loss for the fiscal year ended March 31, 2002 of $256,037 compared to a net loss of $360,235 for the same year ended March 31, 2001. Net loss per common share was $(.03) for fiscal 2002 compared to a net loss per common share of $(.05) for 2001. The net loss included the costs associated with the issuance of warrants and stock options which accounted for $203,656.

Years Ended March 31, 2001 and March 31, 2000.

     For the fiscal year ended March 31, 2001, our net sales increased by $1,724,448 to $4,639,425, a 59% increase compared to net sales of $2,914,977 for fiscal year period ended March 31, 2000. The increase was primarily due to the addition of new customers and the introduction of new products for existing clients.

     Our strategy for future growth is to continue to focus on adding additional network marketing clients, expanding revenue with existing clients and selling additional product into foreign countries through existing clients.

     During fiscal year period ended March 31, 2001, we had an increase in the cost of goods sold as a percentage of sales to 73% from 66% for the fiscal year ended March 31, 2000. The increase reflects a higher sales mix in the category of ingredient sales, which has lower profit margins coupled with an increase in raw materials utilized to develop new products, such as our Celedrin(TM) cream.

     Selling, general and administrative expenses for the fiscal year ending March 31, 2001 were $1,601,806, or 34% of sales, which represented an increase from 26% for the fiscal year ended March 31, 2000. The expense increase was due to increased legal, research and development-related consulting costs and non-recurring expenses associated with our private placement of securities and the implementation of our Globestar(TM) system.

     We had a net loss for fiscal 2001 of $(360,235) compared to a net profit of $87,106 for fiscal 2000. This net loss did not take into consideration the tax benefit of $129,009 resulting from our net operating loss carryover as we offset the $129,009 tax asset with a $129,009 valuation allowance due to the realization of the tax assets being dependent upon our future earnings, which cannot be reasonably estimated. The net loss was due to the reasons discussed above. Net loss per common share was $(0.05) for fiscal 2001 compared to a net profit per common share of $0.01 for 2000.

Liquidity and Capital Resources.

     We have historically financed our operations through debt and equity financings and from earnings.

     At March 31, 2002, we had cash holdings of $303,986, a decrease of $185,055 compared to March 31, 2001. Our net working capital position at March 31, 2002, was $1,119,595 compared to $1,195,042 as of March 31, 2001.

     Although our client base is growing, we still rely upon a limited number of clients that comprise the majority of our sales. The loss of any of our four largest clients could have a material adverse impact on our operations and financial condition.

     We have a single source and exclusive supplier arrangement with our Celadrin supplier. We use Celadrin in approximately 67% of our products representing approximately 80% of our sales for the year ended March 31, 2002. The interruption of raw material from this supplier would adversely affect our business and financial condition.

     Although our client base is growing, we still rely upon a limited number of customers that comprise the majority of our sales. The loss of any of our four largest customers, that accounted for 57%, 9%, 9% and 6% of our sales for the year ended March 31, 2002, would have a material adverse impact on our revenue and earnings, if any.

     We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

Item 7.  Financial Statements.
         ---------------------

                         IMAGENETIX, INC. AND SUBSIDIARY





                                    CONTENTS

                                                                         PAGE
                                                                         ----

              --     Independent Auditors' Report                         F-1


              --     Consolidated Balance Sheet, March 31, 2002           F-2


              --     Consolidated Statements of Operations, for the
                       years ended March 31, 2002 and 2001                F-3


              --     Consolidated Statement of Stockholders' Equity,
                       for the years ended March 31, 2002 and 2001        F-4


              --     Consolidated Statements of Cash Flows, for the
                       years ended March 31, 2002 and 2001             F-5 - F-6


              --     Notes to Consolidated Financial Statements       F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
IMAGENETIX, INC. AND SUBSIDIARY
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. and Subsidiary at March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. and Subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.





/s/  PRITCHETT, SILER & HARDY, P.C.
-----------------------------------
     PRITCHETT, SILER & HARDY, P.C.


May 28, 2002
Salt Lake City, Utah

                         IMAGENETIX, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                      March 31,
                                                                        2002
                                                                    -----------
CURRENT ASSETS:
     Cash in bank                                                   $   303,986
     Accounts receivable, net                                           569,739
     Inventory, net                                                   1,040,609
     Prepaid expenses                                                     5,000
                                                                    -----------
               Total Current Assets                                   1,919,334

PROPERTY AND EQUIPMENT, net                                             119,050

OTHER ASSETS                                                             85,886
                                                                    -----------
                                                                    $ 2,124,270
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $   512,992
     Accrued liabilities                                                 20,809
     Customer deposits                                                   43,153
     Income tax payable                                                  22,130
     Notes payable - related party                                       20,436
     Line of credit - related party                                     177,585
     Current portion of capital leases                                    2,634
                                                                    -----------
               Total Current Liabilities                                799,739

CAPITAL LEASE LIABILITIES, less current portion                           3,085

                                                                    -----------
               Total Liabilities                                        802,824
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                        --
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 8,550,000 shares issued and outstanding                8,550
     Capital in excess of par value                                   1,862,213
     Retained earnings (deficit)                                       (549,317)
                                                                    -----------
               Total Stockholders' Equity                             1,321,446
                                                                    -----------
                                                                    $ 2,124,270
                                                                    ===========



               The accompanying notes are an integral part of this
                       consolidated financial statement.

                         IMAGENETIX, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the
                                                            Year Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
NET SALES                                           $ 4,443,742     $ 4,639,425

COST OF GOODS SOLD                                    3,089,661       3,375,043
                                                    -----------     -----------
GROSS PROFIT                                          1,354,081       1,264,382
                                                    -----------     -----------
EXPENSES:
     General and administrative                       1,544,591       1,393,130
     Selling expense                                       --           208,676
                                                    -----------     -----------
               Total Expenses                         1,544,591       1,601,806
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                          (190,510)       (337,424)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
     Interest expense - related party                   (66,479)        (55,419)
     Interest expense                                    (1,374)         (2,000)
     Other income                                         2,326          16,482
                                                    -----------     -----------
               Total Other Income (Expense)             (65,527)        (40,937)
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                      (256,037)       (378,361)

CURRENT TAX EXPENSE (BENEFIT)                              --           (21,876)

DEFERRED TAX EXPENSE (BENEFIT)                             --             3,750
                                                    -----------     -----------
NET INCOME (LOSS)                                   $  (256,037)    $  (360,235)
                                                    ===========     ===========

BASIC AND DILUTED (LOSS) PER SHARE                  $      (.03)    $      (.05)
                                                    ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                      IMAGENETIX, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                                       Common Stock           Capital in
                                                --------------------------     Excess of      Retained
                                                  Shares         Amount        Par Value      Earnings
                                                -----------    -----------    -----------    -----------

BALANCE, March 31, 2000                           5,175,000    $     5,175    $    66,425    $    66,955

Issuance of warrants to purchase
  140,000 shares of common stock
  at $1.00 per share September 2000                    --             --           35,155           --

Issuance of common stock for cash at
 $1.00 per share less $263,155 stock
 offering costs, September 2000                   1,400,000          1,400      1,135,445           --

Effect of recapitalization of
  Subsidiary in a manner similar to a
  reverse  purchase, September 2000               2,000,000          2,000        (14,000)          --

Cancellation of common stock,
  September 2000                                   (425,000)          (425)           425           --

Issuance of common stock for
  debt relief at $1.12 per share,
  September 2000                                    300,000            300        335,207           --

Issuance of common stock for
  services rendered  at $1.00
  per share, September 2000                         100,000            100         99,900           --

Net (loss) for the year ended
  March 31, 2001                                       --             --             --         (360,235)
                                                -----------    -----------    -----------    -----------
BALANCE, March 31, 2001                           8,550,000          8,550      1,658,557       (293,280)

Issuance of warrants to purchase
  250,000 shares of common stock,
  related to obtaining a line of credit,
  valued at $97,896                                    --             --           97,896           --

Issuance of warrants to purchase
  20,000 shares of common stock, for
  services rendered valued at $5,556                   --             --            5,556           --

Issuance of options to purchase
  25,000 shares of common stock, for
  legal services valued at $22,570                     --             --           22,570           --

Issuance of options to purchase
  100,000 shares of common stock, for
  services rendered valued at $77,634                  --             --           77,634           --

Net (loss) for the year ended
  March 31, 2002                                       --             --             --         (256,037)
                                                -----------    -----------    -----------    -----------
BALANCE, March 31, 2002                           8,550,000    $     8,550    $ 1,862,213    $  (549,317)
                                                -----------    -----------    -----------    -----------


                            The accompanying notes are an integral part of this
                                    consolidated financial statement.

                                                  F-4



                            IMAGENETIX, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Increase (Decrease) in Cash and Cash Equivalents


                                                                    For the
                                                                  Years Ended
                                                                    March 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
Cash Flows from Operating Activities:
     Net income (loss)                                     $  (256,037)   $  (360,235)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
        Depreciation & amortization expense                     27,851         19,204
        Non cash expense                                       154,708        100,000
        Deferred taxes                                            --            3,750
        Changes in assets and liabilities:
           (Increase) decrease in account receivable           (93,751)       234,119
           (Increase) decrease in employee receivable           37,388        (37,388)
           (Increase) in inventory                            (407,868)      (246,001)
           (Increase) decrease in prepaid expenses              39,430        (44,430)
           Decrease in other assets                             26,534           --
           Increase (decrease) in accounts payable             234,299        (76,258)
           Increase (decrease) in accrued liabilities            7,632        (10,720)
           Increase in customer prepayments                     11,283         31,870
           Increase (decrease) in income tax payable              --          (10,876)
                                                           -----------    -----------
               Net Cash (Used) by Operating Activities        (218,531)      (396,965)
                                                           -----------    -----------
Cash Flows from Investing Activities:
     Acquisition of office equipment                           (23,926)       (73,971)
     Acquisition of other assets                                  (750)        (5,973)
                                                           -----------    -----------
               Net Cash (Used) by Investing Activities         (24,676)       (79,944)
                                                           -----------    -----------
Cash Flows from Financing Activities:
     Proceeds from line of credit - related party              177,585           --
     Payments on notes payable - related party                (113,134)      (317,930)
     Payments on lease liabilities                              (6,299)        (6,065)
     Proceeds from common stock issuance                          --        1,400,000
     Payment of stock offering costs                              --         (228,000)
                                                           -----------    -----------
               Net Cash Provided by Financing Activities        58,152        848,005
                                                           -----------    -----------
Net Increase (Decrease) in Cash                               (185,055)       371,096

Cash at Beginning of Period                                    489,041        117,945
                                                           -----------    -----------
Cash at End of Period                                      $   303,986    $   489,041
                                                           -----------    -----------


                                      [Continued]

                                         F-5

                         IMAGENETIX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]
                                                                   For the
                                                                  Year Ended
                                                                   March 31,
                                                               -----------------
                                                                 2002      2001
                                                               -------   -------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                                $18,498   $63,513
       Income taxes                                            $  --     $  --

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the year ended March 31, 2002:
         In October 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company who provided a line of credit to the Company. Of the $97,896 fair value recorded for these warrants, $48,948 was recorded as interest expense and $48,948 as deferred expenses.

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

     For the year ended March 31, 2001:
         The Company issued 100,000 shares of common stock for services rendered valued at $100,000 or $1.00 per share.

         The Company issued 300,000 shares of common stock in payment of $300,000 notes payable and $35,507 in related accrued interest or $1.12 per share.

         The Company cancelled 425,000 shares of common stock as part of a merger agreement.

         The Company effectively issued 2,000,000 shares of common stock as a result of the recapitalization of Subsidiary in a manner similar to a reverse purchase. The Company also assumed a $12,000 note payable as part of the merger agreement.

         The Company entered into a lease agreement for equipment valued at $1,193.

         In September 2000, the Company issued warrants to purchase 140,000 shares of common stock at $1.00 to underwriters of the Company's private placement. The warrants were valued at $35,155 and were recorded as a expense of the stock offering.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. ["Parent"] organized under the laws of the State of Nevada on March 28, 1988; and its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products.

     During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. In connection with the agreement shareholders of the Subsidiary contributed and cancelled 425,000 shares of common stock. The Subsidiary issued 100,000 shares of common stock for legal fees. The agreement required the Subsidiary shareholders to exchange 6,550,000 shares of common stock for a like number of common shares of the Parent and the Parent's shareholders to cancel 22,500,018 of the 24,500,018 shares of common stock outstanding. The Parent also cancelled 5,731,250 of the 6,125,000 outstanding warrants. These transactions were accounted for as a recapitalization of the Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent. After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the reverse acquisition, the parent changed its name to Imagenetix, Inc. The only asset or liability of Parent which remained on the consolidated balances of the Company after the reverse acquisition was an $12,000 note payable to a related party.

     On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued 3,900,000 shares of its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Subsidiary or Imagenetix CA as a result of the recapitalization.

     The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Consolidation - All significant intercompany transactions between the Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2002, the Company had $203,986 cash balances in excess of federally insured limits.

     Trademarks - Costs of purchasing trademarks are amortized on a straight-line basis over 17 years.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 11).

                         IMAGENETIX, INC. AND SUBSIDIARY

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

     Impairment of Long-Lived and Certain Intangible Assets - The Company has adopted the Statement of Financial Accounting Standards "SFAS" No. 121 for purposes of determining and measuring impairment of certain long-lived and certain intangible assets to be held and used in the business. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount. No impairment losses have been recorded in the accompanying financial statements.

     Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 12].

     Revenue Recognition - Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2002.

     Advertising Costs - Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $141,634 and $0 for the year ended March 31, 2002 and 2001, respectively.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

     Inventory is carried at the lower of cost or market value. Inventory consists of the following:


                                                               March 31,
                                                                 2002
                                                             -----------
                   Raw Materials                             $ 1,036,827
                   Boxes, labels, & bottles                       28,782
                   Reserve for obsolete inventory                (25,000)
                                                             -----------
                                Total Inventory              $ 1,040,609
                                                             ===========

     The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

NOTE 3 - PROPERTY AND EQUIPMENT

     The following is a summary of equipment, at cost, less accumulated depreciation:

                                                              March 31,
                                                                 2002
                                                             -----------
              Lease-hold improvements                        $   107,572
              Office equipment                                    44,202
              Leased equipment                                    21,341
              Less accumulated depreciation                      (54,065)
                                                             -----------
                                                             $   119,050
                                                             ===========

     Depreciation expense for the years ended March 31, 2002 and 2001 was $22,738 and $20,678, respectively.

     The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable is carried at the expected realizable value. At March 31, 2002 accounts receivable consisted of the following:

                   Accounts receivable - trade                $  625,063
                   Allowance for doubtful accounts               (55,324)
                                                              ----------

                                Accounts receivable, net      $  569,739
                                                              ----------

     The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 5 - OTHER ASSETS

     The following is a summary of intangible assets which is included in "Other Assets" on the face of the balance sheet:
                                                               March 31,
                                                                 2002
                                                              ----------
              Trademarks                                      $    8,016
              Globestar                                            3,675
              Less Amoritization                                  (1,285)
                                                              ----------
                                                              $   10,406
                                                              ==========

     For the years ended March 31, 2002 and 2001 amortization expense was $815 and $361, respectively.

     Deposits - The Company has also made a deposit of $26,533 as prepaid rent for its corporate offices. This amount is included in "Other Assets" on the face of the balance sheet at March 31, 2002.

     Deferred expenses - Line of credit - Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. The Company granted warrants to purchase 250,000 shares of common stock to these shareholders as an incentive for the line of credit. The fair value of the warrants was $97,896, of which $48,948 was expensed as interest expense and $48,948 was recorded as deferred expense, which is included in "Other Assets" on the face of the balance sheet.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE - RELATED PARTY

     The following is a summary of notes payable to related parties, as of:

                                                                      March 31,
                                                                        2002
                                                                     ----------
     10% unsecured note payable to an
           officer/shareholder, due July 20, 2002                    $   20,436
                                                                     ----------
                                                                         20,436
                                    Less current portion                (20,436)
                                                                     ----------
                                    Long-term portion                $     --
                                                                     ==========

     During the year ended March 31, 2002, the Company negotiated to combine the balances of three notes, which were in default, into one note. The Company paid $48,461 of the principal balance on the note payable to related party. During the years ended March 31, 2002 and 2001 the Company recorded $9,766 and $55,419, respectively, for interest on notes payable.

NOTE 7 - LINE OF CREDIT

     In October 2001, the Company entered into an line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expires on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and are being amortized over the life of the line of credit. At March 31, 2002, the balance owing on the line of credit was $177,585.

NOTE 8 - LEASES OBLIGATIONS

     Capital Lease - The following schedule details equipment purchased under capital leases as of:

                                                                      March 31,
                                                                        2002
                                                                     ----------
                  Leased equipment                                   $   21,341
                  Less accumulated depreciation                         (12,429)
                                                                     ----------
                                                                     $    8,912
                                                                     ==========

     Depreciation expense on capital leases for the years ended March 31, 2002 and 2001 amounted to $4,268 and $4,268, respectively.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASES OBLIGATIONS [Continued]

     Total future minimum lease payments and current portion of capital lease obligations are as follows:

                          March 31,                           Principal Payments
                       --------------                         ------------------
                            2003                                  $    2,634
                            2004                                       3,085
                            2005                                        --
                            2006                                        --
                            2007                                        --
                                                                  ----------
                                                                       5,719
         Less:  current portion                                        2,634
                                                                  ----------
         Capital lease obligations - long-term                    $    3,085
                                                                  -----------

     Operating Lease - The Company has entered into a building lease for its office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the years ended March 31, 2002 and 2001 amounted to $175,472 and $169,415, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                                 Minimum Annual
                       March 31,                                Rental Payments
                      ----------                                ---------------
                         2003                                     $  137,007
                         2004                                           --
                         2005                                           --
                         2006                                           --
                         2007                                           --
                                                                  ----------
                                                                  $  137,007
                                                                  ----------

     Sublease - In August 2001, the Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,300 per month on a month to month basis. For the year ended March 31, 2002, the Company recorded $6,500 as legal expense and as an offset to rent expense.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGINCIES

     Consulting agreement - The Company entered into a spokesperson agreement with Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agreed to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two-year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest immediately and are scheduled to be exercisable at 50,000 on April 15, 2002 and 50,000 on April 15, 2003. The Company recorded the fair value of $77,634 for the options as marketing expense. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 has been recorded as legal expense.

     During the year ended March 31, 2002, the Company has expensed $200,204 related to this agreement.

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

     Other agreements - The Company routinely enters into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements are generally short term and are normally limited to specific products and marketing opportunities.

NOTE 10 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

     Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2002, the Company had 8,550,000 shares of common stock issued and outstanding.

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

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL STOCK [Continued]

     Warrants - The Company had warrants outstanding prior to its recapitalization with Subsidiary. These warrants retained their characteristics as part of the acquisition agreement. The various types of warrants are explained in the following detail.

     The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At March 31, 2002, 1,483,750 Class A warrants were outstanding.

     The Company's Class B warrants have an exercise price of $1.10 per share of common stock. During the year ended March 31, 2002, the Company granted warrants to purchase 20,000 shares of common stock to consultants for services valued at $5,556. At March 31, 2002, 970,000 Class B warrants were outstanding.

     The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At March 31, 2002, 750,000 Class C warrants were outstanding.

     The Company's Class D warrants have an exercise price of $1.75 per share of common stock. During the year ended March 31, 2002, the Company granted warrants to purchase 25,000 shares of common stock to a consultant for services. The fair value of these warrants is nominal and has not been expensed. At March 31, 2002, 125,000 Class D warrants were outstanding.

     The Company's Class E warrants have an exercise price of $.70 per share of common stock. During the year ended March 31, 2002, the Company issued Class E warrants to purchase 250,000 shares of common stock at $.70 per share. The fair value of $97,896 is being amortized over the life of a one-year $1,000,000 line of credit with two principal shareholders. These warrants expire in October 2006.

     The Company's Class AA warrants have an exercise price of $2.25 per share of common stock. During the year ended March 31, 2002, the Company granted warrants to purchase 25,000 shares of common stock, but later cancelled the warrants. As of March 31, 2002, no Class AA warrants were issued and outstanding.

     The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of March 31, 2002 none of the warrants had been exercised.

     Stock Option Plan - In October 2000, the Company adopted a Stock Option Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.



                         IMAGENETIX, INC. AND SUBSIDIARY
                         (Formerly Capital Growth, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

     During the year ended March 31, 2002 the Company issued options to purchase
     100,000 shares of common stock at $.86 per share to a consultant. The fair value of $77,634 has been recorded as marketing expense. The options vest immediately, become exercisable over a two-year period and have a five-year life. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 has been recorded as legal expense.

     A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2002, and changes during the year then ended are presented in the table below:

                                                                    Weighted Average
                                                         Shares      Exercise Price
                                                      ------------   --------------
            Outstanding at beginning of period             525,000   $       1.57
            Granted                                        125,000            .89
            Exercised                                            -              -
            Forfeited                                            -              -
            Expired                                              -              -
                                                      ------------   ------------
            Outstanding at end of period                   650,000   $       1.44
                                                      ------------   ------------
            Exercisable at end of period                   378,335   $       1.34
                                                      ------------   ------------
            Weighted average fair value
             of options granted                            125,000   $        .06
                                                      ------------   ------------

                                             Options Outstanding                           Options Exercisable
                          -------------------------------------------------------    -------------------------------
                                          Weighted-Average       Weighted-Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
       ---------------    -----------     ----------------        ---------------    -----------    ----------------
       $ .86 - 1.00         350,000          4.00 years               $   .96          250,000           $  1.00
       $       2.00         300,000          8.75 years               $  2.00          128,335           $  2.00

     Stock Options - During the period presented in the accompanying financial statements, the Company has granted options under the 2000 Stock Option
     Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting
     Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan or other agreements.

                                      F-15

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL STOCK [Continued]

     Had compensation cost for the Company's stock option plan and other options issued to employees been determined on the fair value at the grant date during the period ended December 31, 2002 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced as reflected in the proforma amounts below:

                                                           For the
                                                          Year Ended
                                                           March 31,
                                                   ------------------------
                                                      2002           2001
                                                   ----------    ----------
     NET INCOME (LOSS)
         as reported                               $ (256,037)   $ (360,235)
         Proforma                                  $ (256,037)   $ (360,418)

     EARNINGS (LOSS) PER COMMON SHARE
         as reported                               $     (.03)   $     (.05)
         Proforma                                  $     (.03)   $     (.05)

     DILUTED EARNINGS (LOSS) PER COMMON SHARE
         as reported                               $     (.03)   $     (.05)
         Proforma                                  $     (.03)   $     (.05)

NOTE 11 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $241,000 and a state net operating loss carryover of approximately $342,000 at March 31, 2002.

     At 2002 and 2001, the total of all deferred tax assets was approximately $139,000 and $110,000, respectively. The total of all deferred tax liabilities was $0 and $1,200, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $139,000. The net change in the valuation allowance for the year ended March 31, 2002 was a increase of approximately $30,000.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

     The temporary differences gave rise to the following deferred tax asset (liability):

                                                                 March 31,
                                                                   2002
                                                                 --------
         Excess of tax over financial
           accounting depreciation                               $  3,495
         Allowance for obsolete inventory                           9,959
         Allowance for bad debt                                    22,038
         Net operating loss carryover - state                      19,953
         Net operating loss carryover - federal                    81,835
         Contribution carryover                                     1,480

The components of federal income tax expense from continuing operations consisted of the following:
                                                                Year Ended
                                                                 March 31,
                                                                   2002
                                                                 --------
         Current income tax expense:
                   Federal                                       $   --
                   State                                             --
                                                                 --------
         Net current tax expense                                 $   --
                                                                 --------

         Deferred tax expense (benefit) resulted from:
           Excess of tax over financial accounting
             depreciation                                        $ (4,689)
           Contribution carryover                                    (962)
           Net operating loss                                     (19,906)
           Valuation allowance                                    (29,669)
           Allowance for bad debts                                 (4,112)
                                                                 --------
         Net deferred tax expense                                $   --
                                                                 --------

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows:

                                                                Year Ended
                                                                 March 31,
                                                                   2002
                                                                 --------
              Computed tax at the expected
                federal statutory rate                            34.00%
              State income taxes, net of federal benefit           5.83
              Compensation due to options/warrants               (26.86)
              Valuation allowance                                (12.93)
              Other                                                (.04)
                                                                 --------
              Effective income tax rates                           0.00%
                                                                 --------



                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing earnings (loss) per share common stock for the period presented:

                                                                   For the Year Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    2002         2001
                                                                 ----------   ----------
       Income (loss) available to common
         shareholders (Numerator)                                $ (256,037)  $ (360,235)
                                                                 ----------   ----------
       Weighted average number of common
         shares outstanding used in earnings (loss)
         per share during the period (Denominator)                8,550,000    6,953,151
                                                                 ----------   ----------
       Weighted average number of common
         shares outstanding used in diluted earnings (loss)
         per share during the period (Denominator)                8,550,000    6,953,151
                                                                 ----------   ----------

     At March 31, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.86 - $2.00 per share and warrants to purchase 3,578,750 shares of common stock at prices ranging from $.70 - $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

     Subsequent to March 31, 2002, the Company granted Class B warrants to purchase 600,000 shares of common stock at $1.10 per share to a consultant for services to be rendered. The warrants vest immediately and have a three year life. The fair value of these options is $405,060. These warrants were not included in the calculations of earnings (loss) per share as of March 31, 2002.

NOTE 13 - RELATED PARTY TRANSACTIONS

     Sales - During the year ended March 31, 2002, a company in which the President of the Company owns approximately 15%, accounted for approximately 7% of the Company's total sales.

     Warrants - The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company as an incentive to the shareholders to provide a $1,000,000 line of credit to the Company. The Company expensed $48,948 as interest expense and recorded $48,948 as deferred expenses related to the granting of these warrants.

     Notes payable - The Company made principal payments of $113,134 and interest payments of $9,592 to an officer of the Company. The officer had provided a loan to the Company, which has a principal balance of $20,436 and accrued interest of $174 at March 31, 2002. During the year ended March 31, 2002, the Company expensed $9,766 in interest expenses related to the note payable.

                         IMAGENETIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RELATED PARTY TRANSACTIONS [Continued]

     Line of credit - Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. At March 31, 2002, the line of credit had a balance of $177,585. During the year ended March 31, 2002, the Company expensed $7,765 in interest related to the line of credit in addition to the $48,948 mentioned above.

NOTE 14 - CONCENTRATIONS

     Sales - During the year ended March 31, 2002, the Company had one significant customer who accounted for 57% of sales. The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales. The interruption of raw materials or the loss of this significant customer would adversely affect the Company's business and financial condition.

     Accounts Receivable - At March 31, 2002, the Company had two customers which accounted for 55% and 18% of the Company's accounts receivables-trade balance.

NOTE 14 - SUBSEQUENT EVENTS

     Warrants - Subsequent to March 31, 2002, the Company granted Class B warrants to purchase 600,000 shares of common stock at $1.10 per share to a consultant for services to be rendered. The warrants vest immediately and have a three year life. The fair value of these warrants is $405,060.

     Consulting agreement - In June 2002, the Company entered into a consulting agreement. The terms of the agreement provide for payments of $7,500 per month, plus $2,500 in travel related expenses, plus an auto lease payment up to $900 per month to the consultants.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------


Directors and Executive Officers.
---------------------------------

     Our directors and executive officers are as follows:

     Name                          Age       Position
     ----                          ---       --------

     William P. Spencer            49        Chief Executive Officer, President
                                             and Director
     Debra L. Spencer              50        Secretary, Treasurer and Director
     Patrick S. Millsap, Ph.D.     48        Vice President-Marketing
     Derek C. Boosey               59        Vice President-International
     Peter H. Antoniou, Ph.D.      41        Director

     The business experience of each of our executive officers and directors is set forth below.

     William P. Spencer has served as our president since January 1999. From January 1986 until December 1996, he served as chief operating officer, chief financial officer, and executive vice- president of Natural Alternatives International, Inc., a company engaged in the formulation and production of encapsulated vitamins and nutrients. He was president of NAI from December 1996 until October 1998 and was a director from January 1986 until October 1998. From 1976 to 1988, he was a regional vice president for San Diego Trust and Savings Bank. Mr. Spencer owns approximately 15% of the outstanding common stock of Integris, one of our larger customers. Integris is a network marketing company offering a variety of health oriented and other products and has been a customer of ours since early 1999. Mr. Spencer earned a B.S. degree in finance and an MBA degree from San Diego State University.

     Debra L. Spencer has served as our secretary and treasurer since March of 1999. Her responsibilities also include graphics layout and development of marketing material for our private label products. From 1994 to February 1999, she was a homemaker. From 1987 to 1993, she served as vice president, secretary and treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company. At Vitamin Direct, she was responsible for developing marketing material, generating leads, and customer relations for over 25,000 Vitamin Direct customers.

     Patrick S. Millsap has served as vice-president of marketing since May 1999. From January 1990 until May 1999, he was employed by Natural Alternatives International, Inc. as a senior account manager. From 1988 to 1990, Dr. Millsap was director of marketing for Sonergy, Inc., a vitamin distributor. Dr. Millsap graduated in 1990 from San Diego State University with a B.A. degree in history. He received a certificate of international business from the University of San Diego in 1996 and earned a Ph.D. degree in philosophy from the University of Palmer Green, London, England in 2000.

     Derek C. Boosey has served as our vice-president-international since September 1999. From 1994 to September 1999, he was new business manager for National Alternatives International, Inc., and from 1990 to 1994 was director of marketing for Atheletics Canada. From 1984 to 1990, Mr. Boosey was a technical advisor to the Korean Ministry of Sports and a sports and marketing consultant for MKC International. He earned degrees in physical education from Keele University (England) and Opu University (England) and is the Senior Olympics world record holder in the triple jump in the age 55 to 60 class.

     Dr. Peter H. Antoniou joined our board in April 1999. He has been chief executive officer of Pomegranate International since he founded the company in 1986 as an international consulting firm specializing in educational programs, trade matching activities, and consulting assistance. Since 1994, he has also been an adjunct professor at the Graduate College of Business for U.S. International University, San Diego, California. From 1993 to the present, he has been an adjunct professor at the Executive MBA and the Undergraduate College of Business at CSU San Marcos, and from 1991 to the present, he has been an adjunct professor at the School of Business Administration at Mount St. Mary's College, Los Angeles, California. Dr. Antoniou earned a B.S. degree in 1981 in business administration and a Master's degree in international business administration in 1982 from the International University Europe, London, England. He received a Ph.D. degree in business administration in 1986 from the U.S. International University.

     Directors hold office for one year and until their successors are elected and duly qualified. William P. Spencer and Debra L. Spencer are married to each other.

Consultants

     Robert L. Hesslink, Jr. Sc.D., consults on and evaluates clinical research on our products. Dr. Hesslink received his Doctorate of Science from the Department of Health Sciences at Boston University in 1987. Following his 1986 commission into the U.S. Navy Medical Services Corp., he was stationed at the Naval Medical Research Institute, Bethesda, MD from 1986 to 1990. During his tenure, Dr. Hesslink published research pertaining to cold water immersion and cold habituation in the Journal of Applied Physiology and the American Journal of Physiology. Dr. Hesslink has consulted for national and international companies on research projects directed at applied nutrition and physiology since 1990. He has coordinated over 20 studies in the last three years for academic institutions, including the University of Maryland School of Medicine, University of California, San Diego, Department of Animal Sciences, Ball State University, Human Performance Laboratory, University of Utah, Division of Food Sciences and Nutrition and the Uniform Services University of Health Sciences, Department of Military Medicine.

     Tony Gwynn, a professional baseball player, and his wife Alicia Gwynn, entered into a spokesperson agreement with us in April 2001. Under the agreement, the Gwynns have agreed to endorse our products through personal, television, video and print appearances for two years. We paid the Gwynns $28,000 upon signing the agreement and have agreed to pay them $6,000 per month for the 24-month period following the signing of the agreement. We also issued them options to purchase 100,000 shares of our common stock at $.86 per share, exercisable 50,000 shares on April 15, 2001 and 50,000 shares on April 15, 2003.

     Jeffrey Ploen, through his company, J Paul Consulting Corp., has provided financial consulting services to us since March 2000. We currently pay J Paul Consulting $2,500 per month for those services.

Item 10. Executive Compensation.
         -----------------------

     We do not have employment agreements with any of our officers. We currently pay Mr. Spencer an annual salary of $60,000 and provide him with health insurance benefits. For the years ended March 31, 2002 and 2001, we paid Mr. Spencer total compensation of $60,000 and $54,000, respectively, all of which was salary. No bonuses, stock options or other forms of compensation were paid to him.

Stock Option Plan

     In August 2000 we adopted a Stock Option Plan (the "Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.

     We have reserved 800,000 shares of common stock for issuance under the Plan, of which 650,000 options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.00 per share. We intend to increase the number of shares reserved under the Plan to 1,200,000 shares in the near future. The Plan is administered by the full Board of Directors, who determine which individuals shall received stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

     The per share exercise price of incentive stock options may not be less than the fair market value of the common stock on the date the option is granted. The aggregate fair market value (determined as of the date the stock option is granted) of the common stock that any person may purchase under an incentive stock option in any calendar year pursuant to the exercise of incentive stock options will not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the Plan unless the stock option price is at least 110% of the fair market value of the common stock subject to the stock option on the date of grant.

     No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted.

Liability and Indemnification of Officers and Directors

     Our Articles of Incorporation provides that our directors will not be liable for monetary damages for breach of their fiduciary duty as directors, other than the liability of a director for:

     o A breach of the director's duty of loyalty to our company or our stockholders;
     o Acts or omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law;
     o Willful or negligent declaration of an unlawful dividend, stock purchase or redemption; or
     o Transactions from which the director derived an improper personal benefit.

     Our Articles of Incorporation require us to indemnify all persons whom we may indemnify pursuant to Nevada law to the full extent permitted by Nevada law.

     Our bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful. Indemnification as provided in our bylaws shall be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct. Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No reports are required to be filed by members of management or other shareholders because we file our reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

             SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND
            BENEFICIAL OWNERS OF GREATER THAN 5% OF OUR COMMON STOCK

     The following table sets forth certain information concerning our common stock ownership as of this date, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 16935 West Bernardo Drive, Suite 101, San Diego, California 92127.

        Name                            Amount of           Percent of Ownership
of Beneficial Owner             Beneficial Ownership(1)(2)     Before Offering
-------------------             --------------------------     ---------------

William P. and Debra L. Spencer (3)     3,175,000                    36.4%
Dr. Peter H. Antoniou                      40,000                      *
Gary J. McAdam (4)                      2,721,856                    27.5%
James Scibelli (5)                        893,000                     9.8%
All officers and directors
 as a group (5 persons)                 3,615,000                    40.8%

*Represents less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3) Comprised of 3,000,000 shares and 175,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4) Comprised of 1,373,112 shares and 1,348,714 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5) Includes 325,000 shares and 568,000 common stock purchase warrants, all of which are owned by entities controlled by Mr. Scibelli.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     Between March and November 1999, we sold an aggregate of $300,000 of convertible promissory notes to seven investors, four of whom were principal stockholders at the time of sale. In August 2000 the promissory notes were exchanged for 300,000 shares of our common stock and options to purchase an additional 300,000 shares at $1.00 per share.

     In 1999 William P. and Debra Spencer, officers, directors and principal shareholders of our company, loaned us $288,500 for operating expenses, evidenced by promissory notes bearing interest at 10% per annum. In 2000 the Spencers agreed to extend the notes until July 2002. In consideration of the extension of the notes, we issued to the Spencers in May 2001 options to purchase 225,000 shares of our common stock for $1.00 per share until September 2005. In March 2001 the Spencers reduced the amount due on the notes by $150,000 to reimburse us for expenses we advanced on their behalf. At March 31 2002, we owed them $20,610 on the notes.

     In March 2000 J Paul Consulting Corp., one of our security holders, loaned us $125,000 evidenced by a promissory note bearing interest at 10% per annum due on demand. As additional consideration for the loan, we issued to J Paul Consulting Corp. warrants to purchase 250,000 shares at $1.00 per share and 250,000 shares at $1.10 per share. We also retained J Paul Consulting to provide certain consulting services to us for which we paid $30,000 during the year ended March 31, 2002 and currently pay $2,500 per month. We repaid the promissory note in September 2000.

     In August 2000 GJM Trading Partners, Ltd., an entity controlled by Gary J. McAdam, a principal stockholder, loaned us $400,000, evidenced by a promissory note bearing interest at 8% per annum, due on demand. As additional consideration for the loan, we issued to GJM warrants to purchase 400,000 shares at $1.00 per share and 700,000 shares at $1.10 per share. As further consideration, we provided certain exclusive product sales rights to GJM in connection with the loan. We repaid the loan in October 2000.

     In October 2001 we entered into a line of credit agreement with Messrs. McAdam and Scibelli, two of our principal stockholders, under which they agreed to advance us up to $1,000,000 for working capital secured by our accounts receivables, inventory, property and equipment, and bearing interest at 12% per annum. As additional consideration for the line of credit, we issued to them a total of 250,000 Class E warrants exercisable at $.70 each until October 2006. At March 31, 2002 we owed $175,000 under the line of credit.

     William P. Spencer owns 15% of the outstanding stock of Integris, one of our larger customers. For the nine months ended December 31, 2001, Integris accounted for 9% of our sales.

     We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties. In order to avoid potential conflicts of interest, all related party transactions must be approved by a majority of the disinterested members of our Board of Directors. With respect to Mr. Spencer's minority ownership of Integris, all contract negotiations and product pricing decisions are made by our Vice President of Marketing and approved by the disinterested members of our Board of Directors.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

     None


Exhibits

    Exhibit No.      Title
     -----------      -----

         3.01         Articles of Incorporation of the Registrant (1)
         3.02         Bylaws of the Registrant (1)
         3.03         Amendment to Articles of Incorporation (Name change) (2)
        10.01         Celadrin(TM)Supply Agreement with Organic Technologies (2)
        10.02         Agreement with Natrol (2)
        10.03 Supply and Distribution Agreement with The Enrich Corporation (Unicity) (2)
        10.04         Office Lease (2)
        10.05         Security Agreement (2)
        10.06         Exchange Agreement dated March 23, 1999 (1)
        10.07         Agreement with Tony and Alicia Gwynn (2)
        10.08         Agreement with J Paul Consulting Corp. (2)
        10.09         Line of Credit Agreement (2)
        10.10         Modification to Enrich (Unicity) Agreement (2)

(1) Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2) Incorporated by reference to our Registration Statement on Form SB-2, file number 333-71756 declared effective on March 4, 2002.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       IMAGENETIX, INC.



Date: June 27, 2002                   By  /s/  William P. Spencer
      -------------                      -------------------------------------
                                               William P. Spencer
                                               Chief Executive Officer,
                                               President and Director


Date: June 27, 2002                   By  /s/  Debra L. Spencer
      -------------                      -------------------------------------
                                               Debra L. Spencer
                                               Secretary/Treasurer, Chief
                                               Financial Officer, Principal
                                               Accounting Officer and Director