Form 10QSB
period 2002-06-30
IMAGENETIX INC /NV/
filed 2002-08-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                             June 30, 2002

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2002

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           June 30, 2002 and March 31, 2002                          1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three months ended
           June 30, 2002 and 2001                                    2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months ended June 30, 2002
           and 2001                                              3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                              June 30,       March 31,
                                                2002           2002
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                                $   142,862   $    303,986
  Account receivable, net                         732,852        569,739
  Inventory, net                                  876,649      1,040,609
  Prepaid expenses                                  5,000          5,000
                                             ____________   ____________
        Total Current Assets                    1,757,363      1,919,334

PROPERTY AND EQUIPMENT, net                       111,863        119,050

OTHER ASSETS                                       47,482         85,886
                                             ____________   ____________
                                             $  1,916,708   $  2,124,270
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    405,584   $    512,992
  Accrued liabilities                              14,501         20,809
  Customer Deposits                                44,587         43,153
  Income tax payable                               21,330         22,130
  Notes payable-related party                      20,436         20,436
  Current portion of capital leases                 2,349          2,634
  Line of credit-related party                    177,259        177,585
                                             ____________   ____________
        Total Current Liabilities                 686,046        799,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          2,467          5,719
                                             ____________   ____________
        Total Liabilities                         688,513        802,824
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                2,270,540      1,862,213
  Retained earnings                            (1,050,895)      (549,317)
                                             ____________   ____________
        Total Stockholders' Equity              1,228,195      1,321,446
                                             ____________   ____________
                                             $  1,916,708   $  2,124,270
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2002 was taken from the audited financial statements at that date and condensed.

                 IMAGENETIX, INC. AND SUBSIDIARY

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three
                                                    Months Ended
                                                      June 30,
                                            __________________________
                                                  2002         2001
                                            ____________   ___________
NET SALES                                    $  961,554    $ 1,064,394

COST OF GOODS SOLD                               664,182       752,389
                                            ____________   ___________
GROSS PROFIT                                     297,372       312,005

EXPENSES:
  General and administrative                     359,329       288,383
  Non cash consulting expense                    408,327             -
                                            ____________   ___________
      Total Expenses                             767,656       288,383
                                            ____________   ___________
OPERATING INCOME (LOSS)                         (470,284)       23,622
                                            ------------   -----------
OTHER INCOME (EXPENSE):
  Interest income                                      2         1,972
  Interest (expense)                             (31,296)       (3,330)
                                            ____________   ___________
        Total Other Income (Expense)             (31,294)       (1,358)
                                            ____________   ___________
INCOME BEFORE INCOME TAXES                      (501,578)       22,264

CURRENT TAX EXPENSE                                    -             -

DEFERRED TAX EXPENSE (BENEFIT)                         -             -
                                            ____________   ___________
NET INCOME                                  $   (501,578)  $    22,264
                                            ============   ===========
EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss) per common share    $       (.06)  $       .00
                                            ============   ===========
  Diluted earnings (Loss) per common share  $        N/A   $       .00
                                            ============   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Three
                                                       Months Ended
                                                          June 30,
                                              ______________________________
                                                      2002        2001
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income (loss)                           $     (501,578)  $      22,264
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense                7,861           5,859
    Non-cash expense                                 432,801         100,204
    Deferred taxes                                                         -
    Changes in assets and liabilities:
      (Increase) decrease in account receivable     (163,113)       (517,249)
      (Increase) decrease in inventory               163,960        (376,484)
      (Increase) decrease in receivable - employee         -          12,280
      (Increase) decrease in prepaid expense               -            (148)
      (Increase) in other assets                      13,256               -
      Increase (decrease) in accounts payable       (107,408)        361,893
      (Decrease) in accrued liabilities               (6,308)         (4,177)
      (Decrease) in customer deposits                  1,434          (4,485)
      Increase in income tax payable                    (800)              -
                                              ______________   _____________
        Net Cash Provided by Operating
        Activities                                  (159,895)       (400,043)
                                              ______________   _____________
Cash Flows from Investing Activities:
      Acquisition of office equipment                      -          (4,992)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities            -          (4,992)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party                -         (27,396)
  Payments on capital leases                            (903)         (1,732)
  Proceeds from line of credit                          (326)              -
                                              ______________   _____________
        Net Cash (Used) by Financing Activities       (1,229)        (29,128)
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (161,124)       (434,163)

Cash at Beginning of Period                          303,986         489,041
                                              ______________   _____________
Cash at End of Period                         $      142,862   $      54,878
                                              ==============   =============

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Three
                                                      Months Ended
                                                        June 30,
                                              _____________________________
                                                    2002        2001
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        6,822 $        3,330
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended June 30, 2002

     In April 2002, the Company granted warrants to purchase 600,000 shares of common stock at $1.10 per share. The fair value of $408,327 was expensed as consulting expense.


  For the Period Ended June 30, 2001

     In April 2001, the Company granted options to purchase 25,000 shares of common stock at $1.00 per share. The Company recorded expense of $22,570 related to the granting of these options.

     In April 2001, the Company granted options to purchase 100,000 shares of common stock at $.86 per share. The Company recorded expense of $77,634 related to the granting of these options.


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

  During October 2000, the Subsidiary entered into a definitive merger agreement and plan of reorganization with Parent. The transaction was accounted for as a recapitalization of the Subsidiary, wherein the Subsidiary became a wholly owned subsidiary of the Parent. After giving effect to the preceding transaction, the parent had 8,550,000 shares of common stock, 3,183,750 warrants, and 525,000 options outstanding. In connection with the reverse acquisition, the parent changed its name to Imagenetix, Inc.

  The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements   The accompanying financial statements have
  been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Consolidation   All significant intercompany transactions between the
  Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

  Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2002, the Company had approximately $42,862 in cash balances in excess of federally insured limits.

  Inventory   Inventory is carried at the lower of cost or market method valuation.

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

  Advertising Costs   Costs incurred in connection with advertising and
  promotion of the Company's products are expensed as incurred. Such costs amounted to approximately $0 and $0 for the three months ended June 30, 2002 and 2001, respectively.

  Revenue Recognition   Revenue is recognized when the product is shipped.
  The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at June 30, 2002.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   INVENTORY

  Inventory consists of the following at:
                                                  June 30,   March 31,
                                                    2002       2002
                                                 ______________________
          Raw Materials                          $748,719   $ 1,036,827
          Boxes, labels, tubes & bottles          152,930        28,782
          Reserve for obsolete inventory          (25,000)      (25,000)
                                                 __________ ___________
                  Total Inventory                $876,649   $ 1,040,609
                                                 ========== ===========

  The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

NOTE 3 - PROPERTY AND EQUIPMENT

          The following is a summary of equipment, at cost, less accumulated depreciation:

                                                   June 30,    March 31,
                                                     2002          2002
                                                  __________   __________
       Lease-hold improvements                    $  107,572   $  107,572
       Office equipment                               44,202       44,202
       Leased equipment                               21,341       21,341
       Less accumulated depreciation                 (61,252)     (54,065)
                                                  __________   __________
                                                  $  111,863   $  119,050
                                                  ==========   ==========

  Depreciation expense for the three months ended June 30, 2002 and 2001 was $7,187 and $5,756, respectively.

  The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   ACCOUNTS RECEIVABLE

  Accounts receivable is carried at the expected realizable value. Accounts receivable consisted of the following:
                                                   June 30,    March 31,
                                                     2002        2002
                                                  __________  __________
          Accounts receivable - trade             $  764,923  $  625,063
          Allowance for doubtful accounts            (32,071)    (55,324)
                                                  __________  __________

                  Accounts receivable, net        $  732,852  $  569,739
                                                  __________  __________

  The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

  The following is a summary of intangible assets which is included in "Other Assets" on the face of the balance sheet:
                                                   June 30,    March 31,
                                                     2002        2002
                                                 __________   __________
       Trademarks                                $    8,016   $    8,016
       Globestar                                      3,675        3,675
       Less Amoritization                            (1,949)      (1,285)
                                                 __________   __________
                                                 $    9,742   $   10,416
                                                 ==========   ==========

  For the three months ended June 30, 2002 and 2001 amortization expense was $674 and $103, respectively.

  Deposits - The Company has also made a deposit of $13,266 as prepaid rent for its corporate offices. This amount is included in "Other Assets" on the face of the balance sheet at June 30, 2002.

  Deferred expenses - Line of credit   Two shareholders of the Company agreed
  to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. The Company granted warrants to purchase 250,000 shares of common stock to these shareholders as an incentive for the line of credit. The fair value of the warrants was $97,896, of which $73,422 has been expensed as interest expense and $24,474 was recorded as deferred expense, which is included in "Other Assets" on the face of the balance sheet. For the three months ended June 30, 2002, the Company expensed $24,474 related to these warrants.

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTES PAYABLE   RELATED PARTY

  The following is a summary of notes payable to related parties, as of:

                                                 June 30       March 31,
                                                   2002         2002
                                                __________    ___________
  10% unsecured note payable to an
      officer/shareholder, due July 20, 2002    $   20,436    $    20,436
                                                __________    ___________
                                                    20,436         20,436
  Less current portion                             (20,436)       (20,436)
                                                __________    ___________
  Long-term portion                                      -    $         -
                                                ==========    ===========

  During the three months ended June 30, 2002 and 2001 the Company recorded $514 and $3,330, respectively, for interest on notes payable.

NOTE 7   LINE OF CREDIT

  In October 2001, the Company entered into an line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expires on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and are being amortized over the life of the line of credit. At June 30, 2002, the balance owing on the line of credit was $177,259.

NOTE 8   LEASES OBLIGATIONS

  Capital Lease   The following schedule details equipment purchased under
  capital leases as of:

                                                  June 30,        March 31,
                                                    2002            2002
                                                 ___________     ___________
          Leased equipment                       $    21,341     $    21,341
          Less accumulated depreciation              (13,493)        (12,429)
                                                 ___________     ___________
                                                 $     7,848     $     8,912
                                                 ===========     ===========

  Depreciation expense on capital leases for the three months ended June 30, 2002 and 2001 amounted to $1,064 and $1,064, respectively.

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LEASES OBLIGATIONS [Continued]

  Total future minimum lease payments and current portion of capital lease obligations are as follows:

                     June 30,                        Principal Payments
                  ______________                      ______________
                       2003                           $          2,349
                       2004                                      2,467
                       2005                                          -
                       2006                                          -
                       2007                                          -
                                                            __________
                                                                 4,815
     Less:  current portion                                      2,349
                                                            __________
     Capital lease obligations   long-term            $          2,467
                                                            ==========

  Operating Lease   The Company has entered into a building lease for its
  office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the three months ended June 30, 2002 and 2001 amounted to $45,669 and $41,844, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                March 31,                            Rental Payments
               __________                             _____________
                  2003                                $       91,338
                  2004                                             -
                  2005                                             -
                  2006                                             -
                  2007                                             -
                                                       _____________
                                                       $      91,338
                                                       _____________

  Sublease   In August 2001, the Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,300 per month on a month to month basis. For the three months ended June 30, 2002, the Company recorded $3,900 of legal expense and as an offset to rent expense.

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   COMMITMENTS AND CONTINGINCIES

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

  During the three months ended June 30, 2002 and 2001, the Company expensed $18,000 and $46,000, respectively related to this agreement.

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

NOTE 10   CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

  Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. At June 30, 2002, the Company had 8,550,000 shares of common stock issued and outstanding.

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

                  IMAGENETIX, INC. AND SUBSIDIAR

  UNADUITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

  Warrants   At June 30, 2002, the Company had warrants outstanding to
  purchase a total of 4,178,750 shares of common stock at prices ranging from $.70 to $2.00 per share. The various types of warrants are explained in the following detail.

  The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At June 30, 2002, 1,483,750 Class A warrants were outstanding.

  The Company's Class B warrants have an exercise price of $1.10 per share of common stock. During the three months ended June 30, 2002, the Company granted warrants to purchase 600,000 shares of common stock to consultants for services valued at $405,060. At June 30, 2002, 1,570,000 Class B warrants were outstanding.

  The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At March 31, 2002, 750,000 Class C warrants were outstanding.

  The Company's Class D warrants have an exercise price of $1.75 per share of common stock. At June 30, 2002, 125,000 Class D warrants were outstanding.

  The Company's Class E warrants have an exercise price of $.70 per share of common stock. At June 30, 2002, 250,000 Class E warrants were outstanding.

  The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of June 30, 2002 none of the warrants had been exercised.

  Stock Option Plan   In October 2000, the Company adopted a Stock Option
  Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

  A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2002, are presented in the table below:

                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  350,000     3.75 years     $  .96        250,000     $    1.00
$    2.00  300,000     8.50 years     $ 2.00        128,335     $    2.00
           -------                                  -------
           650,000                                  328,335

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

  Stock Options   During the period presented in the accompanying financial
  statements, the Company has granted no options under the 2000 Stock Option Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan or other agreements.

NOTE 11 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $327,000 and a state net operating loss carryover of approximately $429,000 at June 30, 2002.

  At June 30 and March 31, 2002, the total of all deferred tax assets was approximately $166,000 and 139,000, respectively. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $166,000. The net change in the valuation allowance for the three months ended June 30, 2002 was an increase of approximately $27,000.

   The temporary differences gave rise to the following deferred tax asset (liability):

                                                              June 30,
                                                                2002
                                                              _________
       Excess of tax over financial
         accounting depreciation                              $   5,409
       Allowance for obsolete inventory                           9,959
       Allowance for bad debt                                    12,775
       Net operating loss carryover - state                      25,033
       Net operating loss carryover - federal                   111,144
       Contribution carryover                                     1,699

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                               June 30,
                                                                2002
                                                              __________
       Current income tax expense:
             Federal                                          $        -
             State                                                     -
                                                              __________
       Net current tax expense                                $        -
                                                              __________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                                        $   (1,913)
        Contribution carryover                                      (219)
        Net operating loss                                       (34,389)
        Valuation allowance                                       27,258
        Allowance for bad debts                                    9,263
                                                              __________
       Net deferred tax expense                               $        -
                                                              ==========

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                               June 30,
                                                                2002
                                                              _________
       Computed tax at the expected
         federal statutory rate                                  34.00%
       State income taxes, net of federal benefit                 5.83
       Compensation due to options/warrants                     (34.37)
       Valuation allowance                                       (5.43)
       Other                                                      (.03)
                                                              _________
       Effective income tax rates                                 0.00%
                                                              _________

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:
                                                     For the Three
                                                     Months Ended
                                                       June 30,
                                               ___________________
                                                   2002     2001
                                               _________ _________
   Income (loss) available to common
     shareholders (Numerator)                  $(501,578)$  22,264
                                               _________  ________
   Weighted average number of common
     shares outstanding used in earnings (loss)
     per share during the period (Denominator) 8,550,000  8,550,000
                                               _________  _________
   Weighted average number of common
     shares outstanding used in diluted earnings
     (loss) per share during the period
     (Denominator)                                   N/A  9,066,003
                                               _________  _________

  At June 30, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.86 - $2.00 per share and warrants to purchase 4,178,750 shares of common stock at prices ranging from $.70 - $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

NOTE 13   RELATED PARTY TRANSACTIONS

  Sales - During the three months ended June 30, 2002, a customer in which the President of the Company owns approximately 15%, accounted for approximately 9% of the Company's total sales.

  Notes payable   An officer of the Company has provided a loan to the
  Company, which has a principal balance of $20,436 and accrued interest of $688 at June 30, 2002. During the three months ended June 30, 2002 and 2001, the Company expensed $514 and $3,330, respectively in interest expenses related to the note payable.

  Line of credit   Two shareholders of the Company agreed to provide the
  Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. At June 30, 2002, the line of credit had a balance of $177,259. During the three months ended June 30, 2002, the Company expensed $4,573 in interest related to the line of credit. The Company also expensed $24,474 as interest expense related to warrants issued in connection with the line of credit. [See Note 5]

                 IMAGENETIX, INC. AND SUBSIDIARY

  UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   CONCENTRATIONS

  Sales - During the three months ended June 30, 2002, the Company had two significant customers which accounted for 53% and 14% of sales. The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales. The interruption of raw materials or the loss of this significant customer would adversely affect the Company's business and financial condition.

  Accounts Receivable   At June 30, 2002, the Company had three customers
  which accounted for 61%, 12%, and 12% of the Company's accounts receivables-trade balance.

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

     We currently sell over sixty products to network marketing companies including Nikken, American Longevity, Integris, Pharmanex, Noevir, Neways, and Unicity Network. Our five largest customers, Nikken, Unicity, Integris Neways, and MTI, accounted for 53%, 14%, 9%, 9%, and 9% respectively, of our net sales for the three months ended June 30, 2002.

     Our management and key personnel have many years of experience in developing and selling nutritional products to network marketers as well as to other direct marketers, distributors, health food stores and mass market merchandisers.

Results of Operations.
----------------------

          Three months ended June 30, 2002 and June 30, 2001
          --------------------------------------------------

     Net sales for the three month period ending June 30, 2002, were $961,554, a decrease of $102,840 or 9%, compared to the same three month period ended June 30, 2001. The decrease was due to a moderate decline in orders from existing clients for inventory adjustment purposes. The Company experienced a small decrease in the cost of goods sold, as a percentage of net sales to 69% compared to 71%, for the three month period ended June 30, 2001 .

     Selling, general, and administrative expenses for the three month period ending June 30, 2002, were $359,329 compared to $288,383 for the three month period ending June 30, 2001. The increase was due to costs associated with multiple clinical studies. In addition, the Company granted warrants to purchase 600,000 shares of common stock. This non-cash consulting expense amounted to $408,327 for the quarter ended June 30, 2002.

Liquidity.
----------

     At June 30, 2002, the Company had cash holdings of $142,862, an increase of $87,984 compared to June 30, 2001. The Company's net working capital position of June 30, 2002, was $1.1 million compared to $1.3 million as of June 30, 2001.

     Although the Company's client base is growing, the Company still relies upon a limited number of clients that comprise the majority of its sales. The loss of any of its top four clients could have a material adverse impact on the operations and financial condition of the Company.

     The Company has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales for the three month period ending June 30, 2002. The interruption of raw material from this supplier would adversely affect the Company's business and financial condition.

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

               8-K Current Report dated March 5, 2002.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGENETIX, INC.


Date: 8/14/02                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 8/14/02                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Imagenetix, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, William P. Spencer, CEO, President and director and Debra L. Spencer, Secretary/Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/William P. Spencer
CEO
President
director
8/14/02


/s/Debra L. Spencer
Secretary
Treasurer
director
8/14/02