Form 10QSB
period 2002-09-30
IMAGENETIX INC /NV/
filed 2002-11-15
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                         September 30, 2002

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2002

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           September 30, 2002 and March 31, 2002                     1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and six months ended
           September 30, 2002 and 2001                               2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the six months ended September 30,
           2002 and 2001                                         3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                              ASSETS
                                             September 30,   March 31,
                                                2002           2002
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                                $   137,255   $    303,986
  Account receivable, net                         672,672        569,739
  Inventory, net                                  778,389      1,040,609
  Prepaid expenses                                  5,000          5,000
  Employee advances                                 9,000              -
                                             ____________   ____________
        Total Current Assets                    1,602,316      1,919,334

PROPERTY AND EQUIPMENT, net                       104,645        119,050

OTHER ASSETS                                       22,709         85,886
                                             ____________   ____________
                                             $  1,729,670   $  2,124,270
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    470,546   $    512,992
  Accrued liabilities                              15,021         20,809
  Customer Deposits                                55,091         43,153
  Income tax payable                               21,330         22,130
  Notes payable-related party                      20,436         20,436
  Current portion of capital leases                 2,265          2,634
  Line of credit-related party                    230,067        177,585
                                             ____________   ____________
        Total Current Liabilities                 814,756        799,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          1,826          3,085
                                             ____________   ____________
        Total Liabilities                         816,582        802,824
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                2,270,540      1,862,213
  Retained earnings                            (1,366,002)      (549,317)
                                             ____________   ____________
        Total Stockholders' Equity                913,088      1,321,446
                                             ____________   ____________
                                             $  1,729,670   $  2,124,270
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet at March 31, 2002 was taken from the audited financial statements at that date and condensed.

                 IMAGENETIX, INC. AND SUBSIDIARY

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three      For the Six
                                       Months Ended       Months Ended
                                       September 30,      September 30,
                                  ____________________  ____________________
                                  2002       2001       2002      2001
                                  _________  _________  _________ __________
NET SALES                           607,526  1,352,003  1,569,080  2,416,397

COST OF GOODS SOLD                  469,843    782,196  1,134,025  1,534,320
                                  _________  _________  _________  _________
GROSS PROFIT                        137,683    569,807    435,055    882,077

EXPENSES:
  General and administrative        418,864    466,763    778,193    755,592
  Non-cash consulting expense             -          -    408,327          -
                                  _________  _________  _________  _________
        Total Expenses             (418,864)  (466,763)(1,186,520)  (755,592)
                                  ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)            (281,181)   103,044   (751,465)   126,485
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                         2        452          4      2,424
  Interest (expense)                (33,928)    (2,647)   (65,224)    (5,977)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                   (33,926)    (2,195)   (65,220)    (3,553)
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES  (315,107)   100,849   (816,685)   122,932

CURRENT TAX EXPENSE (BENEFIT)             -     10,912          -     10,912

DEFERRED TAX EXPENSE (BENEFIT)            -          -          -          -
                                  _________  _________  _________  _________
NET INCOME (LOSS)                  (315,107)    89,937   (816,685)   112,020
                                  =========  =========  =========  =========
BASIC EARNINGS (LOSS) PER COMMON
SHARE                             $    (.04) $     .01  $    (.10) $     .01
                                  =========  =========  =========  =========
DILUTED EARNINGS (LOSS) PER COMMON
SHARE                             $     N/A $      .01  $     N/A  $     .01
                                  =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six
                                                       Months Ended
                                                       September 30,
                                              ______________________________
                                                      2002        2001
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income (loss)                           $     (816,685)  $     112,020
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense               15,378          12,394
    Non-cash expense                                 408,327         105,759
    Allowance for bad debt                           (20,324)              -
    Changes in assets and liabilities:
      (Increase) in account receivable               (82,609)       (763,661)
      Decrease (increase) in inventory               262,220        (186,764)
      Decrease (increase) in receivable - employee    (9,000)         24,331
      Decrease in deferred tax asset                       -           1,193
      Decrease (increase) in other assets             62,204         (38,680)
      Increase (decrease) in accounts payable        (42,446)        299,967
      Increase (decrease) in customer deposits        11,938         (18,729)
      Increase (decrease) in accrued liabilities      (5,788)          7,646
      Increase (decrease) in income tax payable         (800)         10,912
      (Decrease) in deferred tax liability                 -          (1,193)
                                              ______________   _____________
        Net Cash (Used) by Operating
        Activities                                  (217,585)       (357,263)
                                              ______________   _____________
Cash Flows from Investing Activities:
      Acquisition of office equipment                      -          (8,342)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities            -          (8,342)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Proceeds from line of credit                        52,482               -
  Payments on notes payable - related party                -         (27,396)
  Payments on capital leases                          (1,628)         (3,196)
                                              ______________   _____________
        Net Cash Provided (Used) by
        Financing Activities                          50,854         (30,592)
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (166,731)       (396,197)

Cash at Beginning of Period                          303,986         489,041
                                              ______________   _____________
Cash at End of Period                         $      137,255   $      92,844
                                              ==============   =============

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Six
                                                      Months Ended
                                                      September 30,
                                              _____________________________
                                                    2002        2001
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $            - $        3,330
    Income taxes                              $          800 $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended September 30, 2002

     In April 2002, the Company granted warrants to purchase 600,000 shares of common stock at $1.10 per share. The fair value of $408,327 was expensed as consulting expense.

  For the Period Ended September 30, 2001

     In April 2001, the Company granted options to purchase 25,000 shares of common stock at $1.00 per share. The Company recorded expense of $22,568 related to the granting of these options.

     In April 2001, the Company granted options to purchase 100,000 shares of common stock at $.86 per share. The Company recorded expense of $77,635 related to the granting of these options.

     In September 2001, the Company issued warrants to purchase 20,000 shares of common stock at $.70 per share. The Company recorded expense $5,556 related to the granting of these warrants.

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

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Consolidation   All significant intercompany transactions between the Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

Reclassification - The financial statements for periods prior to September 30, 2002 have been reclassified to conform to the headings and classifications used in the September 30, 2002 financial statements.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2002, the Company had approximately $37,255 in cash balances in excess of federally insured limits.

Accounts receivable   Accounts receivable are carried at the expected net
realizable value.

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

Trademarks   Costs of purchasing trademarks are amortized on a straight-line basis over 17 years.

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

Revenue Recognition   Revenue is recognized when the product is shipped.  The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at September 30, 2002.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 11].

Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings (Loss) Per Share" [See Note 12].

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   INVENTORY

  Inventory consists of the following at:
                                                 September 30,    March 31,

                                                    2002       2002
                                                    ______________________
          Raw Materials                             $ 648,868 $  1,036,827
          Boxes, labels, tubes & bottles              154,521       28,782
          Reserve for obsolete inventory              (25,000)     (25,000)
                                                    ______________________
                  Total Inventory                   $ 778,389 $  1,040,609
                                                    ========= ============

The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                  September 30,  March 31,
                                                     2002        2002
                                                     __________ __________
       Lease-hold improvements                       $  107,572 $  107,572
       Office equipment                                  44,202     44,202
       Leased equipment                                  21,341     21,341
       Less accumulated depreciation                    (68,470)   (54,065)
                                                     __________ __________
                                                     $  104,645 $  119,050
                                                     ========== ==========

Depreciation expense for the six months ended September 30, 2002 and 2001 was $14,405 and $11,808, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4   ACCOUNTS RECEIVABLE

Accounts receivable is carried at the expected realizable value. Accounts receivable consisted of the following:
                                                  September 30,    March 31,
                                                     2002            2002
                                                  __________      __________
          Accounts receivable - trade             $  707,672      $  625,063
          Allowance for doubtful accounts            (35,000)        (55,324)
                                                  __________      __________

                  Accounts receivable, net        $  672,672      $  569,739
                                                  __________      __________

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                  September 30,  March 31,
                                                     2002        2002
                                                     __________ __________
       Trademarks                                    $    8,016 $    8,016
       Globestar                                          3,675      3,675
       Less Amoritization                                (2,248)    (1,285)
                                                     __________ __________
                                                     $    9,443 $   10,416
                                                     __________ __________

For the six months ended September 30, 2002 and 2001 amortization expense was $963 and $586, respectively.

Deposits - The Company has also made a deposits of prepaid rent for its corporate offices. At September 30, 2002 and March 31, 2002 the amounts included in "Other Assets" on the face of the balance sheet was $13,266 and $26,522, respectively.

Deferred expenses - Line of credit   Two shareholders of the Company agreed to
provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. The Company granted warrants to purchase 250,000 shares of common stock to these shareholders as an incentive for the line of credit. The fair value of the warrants was $97,896, has been expensed as interest expense. For the six months ended September 30, 2002, the Company expensed $48,948 related to these warrants. At September 30, 2002 and March 31, 2002, the balances which were included in "Other Assets" were $0 and $48,948, respectively.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTES PAYABLE   RELATED PARTY

The following is a summary of notes payable to related parties, as of:

                                                  September 30   March 31,
                                                      2002         2002
                                                   __________    ___________
  10% unsecured note payable to an
      officer/shareholder, due July 20, 2003       $   20,436    $    20,436
                                                   __________     __________
                                                       20,436         20,436
  Less current portion                                (20,436)       (20,436)
                                                   __________     __________
  Long-term portion                                $        -     $        -
                                                   ==========     ==========

The Company verbally negotiated an extension of on the note originally due July 20, 2002. During the six months ended September 30, 2002 and 2001 the Company recorded $1,207 and $5,977, respectively, for interest on notes payable.

NOTE 7   LINE OF CREDIT

In October 2001, the Company entered into an line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expires on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and are being amortized over the life of the line of credit. At September 30, 2002, the balance owing on the line of credit was $230,067.

The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

NOTE 8   LEASES OBLIGATIONS

Capital Lease   The following schedule details equipment purchased under
capital leases as of:

                                                 September 30,  March 31,
                                                     2002         2002
                                                 ___________   ___________
          Leased equipment                       $    21,341   $    21,341
          Less accumulated depreciation              (14,558)      (12,429)
                                                 ___________   ___________
                                                 $     6,783   $     8,912
                                                 ===========   ===========

Depreciation expense on capital leases for the six months ended September 30, 2002 and 2001 amounted to $2,129 and $2,129, respectively.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LEASES OBLIGATIONS [Continued]

Total future minimum lease payments and current portion of capital lease obligations are as follows:

                    September 30,                    Principal Payments
                  ______________                      ______________
                       2003                           $          2,265
                       2004                                      1,826
                       2005                                          -
                       2006                                          -
                       2007                                          -
                                                            __________
                                                                 4,091
     Less:  current portion                                      2,265
                                                            __________
     Capital lease obligations   long-term            $          1,826
                                                            ==========

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expires on December 31, 2002, and may be extended by mutual agreement on a year-to-year basis. Lease expense for the six months ended September 30, 2002 and 2001 amounted to $91,338 and $85,804, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
               September 30,                          Rental Payments
               __________                             _____________
                  2003                                $       45,669
                  2004                                             -
                  2005                                             -
                  2006                                             -
                  2007                                             -
                                                       _____________
                                                      $       45,669
                                                       _____________

Sublease   In August 2001, the Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,300 per month on a month to month basis. For the six months ended September 30, 2002, the Company recorded $7,800 of legal expense and as an offset to rent expense.

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

During the six months ended September 30, 2002 and 2001, the Company expensed $36,000 and $64,000, respectively, related to this agreement.

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

NOTE 10   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002.

Common Stock   The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At September 30, 2002, the Company had 8,550,000 shares of common stock issued and outstanding.

Stock Bonus Plan   During the year ended March 31, 2000, the board of
directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. During September 1999 an officer and majority shareholder returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the Company.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

Warrants   At September 30, 2002, the Company had warrants outstanding to purchase a total of 4,178,750 shares of common stock at prices ranging from $.70 to $2.00 per share. The various types of warrants are explained in the following detail.

The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At September 30, 2002, 1,483,750 Class A warrants were outstanding.

The Company's Class B warrants have an exercise price of $1.10 per share of common stock. During the six months ended September 30, 2002, the Company granted warrants to purchase 600,000 shares of common stock to a consultant for services valued at $408,327. At September 30, 2002, 1,570,000 Class B warrants were outstanding.

The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At September 30, 2002, 750,000 Class C warrants were outstanding.

The Company's Class D warrants have an exercise price of $1.75 per share of common stock. At September 30, 2002, 125,000 Class D warrants were outstanding.

The Company's Class E warrants have an exercise price of $.70 per share of common stock. At September 30, 2002, 250,000 Class E warrants were outstanding.

The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of September 30, 2002 none of the warrants had been exercised.

Stock Option Plan   In October 2000, the Company adopted a Stock Option Plan
which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

A summary of the status of the options granted under the stock option plan and other agreements at September 30, 2002, are presented in the table below:


                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  350,000     3.50 years     $  .96        250,000     $    1.00
$    2.00  300,000     8.50 years     $ 2.00        128,335     $    2.00
           -------                                  -------
           650,000                                  378,335

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

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $610,000 and a state net operating loss carryover of approximately $713,000 at September 30, 2002.

At September 30 and March 31, 2002, the total of all deferred tax assets was approximately $282,000 and 139,000, respectively. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $282,000. The net change in the valuation allowance for the six months ended September 30, 2002 was an increase of approximately $143,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                                September 30,
                                                                    2002
                                                                  _________
       Excess of tax over financial
         accounting depreciation                                 $  7,190
       Allowance for obsolete inventory                             9,959
       Allowance for bad debt                                      13,942
       Net operating loss carryover - state                        41,625
       Net operating loss carryover - federal                     207,536
       Contribution carryover                                       1,699

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

                                                                September 30,
                                                                    2002
                                                                 __________
       Current income tax expense:
             Federal                                             $        -
             State                                                        -
                                                                 __________
       Net current tax expense                                   $        -
                                                                 __________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                                           $   (3,694)
        Contribution carryover                                         (219)
        Net operating loss                                         (147,372)
        Valuation allowance                                         143,189
        Allowance for bad debts                                       8,096
                                                                 __________
       Net deferred tax expense                                  $        -
                                                                 ==========

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:

                                                                 September 30,
                                                                     2002
                                                                  _________
       Computed tax at the expected
         federal statutory rate                                     34.00%
       State income taxes, net of federal benefit                    5.83
       Compensation due to options/warrants                        (22.28)
       Valuation allowance                                         (17.52)
       Other                                                         (.03)
                                                                  _________
       Effective income tax rates                                    0.00%
                                                                  _________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:

                                           For the Three       For the Six
                                           Months Ended        Months Ended
                                           September 30,       September 30,
                                       ___________________ ________________
                                          2002        2001  2002       2001
                                       _________ _________ ________ _______
   Income (loss) available to common
     shareholders (Numerator)          $(315,107)$  89,937 $(816,685) $112,020
                                       _________ _________ _________  ________
   Weighted average number of common
   shares outstanding used in earnings
   (loss) per share during the period
   (Denominator)                       8,550,000 8,550,000 8,550,000 8,550,000
                                       _________ _________ _________ _________
   Weighted average number of common
   shares outstanding used in diluted
   earnings (loss) per share during
   the period (Denominator)               N/A    8,618,716    N/A    8,842,923
                                       _________ _________ _________ _________

At September 30, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.70 - $2.00 per share and warrants to purchase 4,178,750 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

At September 30, 2001, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 1,845,000 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

NOTE 13   RELATED PARTY TRANSACTIONS

Sales - During the six months ended September 30, 2002, a customer in which the President of the Company owns approximately 15%, accounted for approximately 9% of the Company's total sales.

Notes payable   An officer of the Company has provided a loan to the Company, which has a principal balance of $20,436 and accrued interest of $1,207 at September 30, 2002. During the six months ended September 30, 2002 and 2001, the Company expensed $1,207 and $5,977, respectively in interest expenses related to the note payable.

Line of credit   Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. At September 30, 2002, the line of credit had a balance of $230,067. During the six months ended September 30, 2002, the Company expensed $11,581 in interest related to the line of credit. The Company also expensed $24,474 as interest expense related to warrants issued in connection with the line of credit. [See Notes 5 and 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   CONCENTRATIONS

Sales - During the six months ended September 30, 2002, the Company had one significant customer which accounted for 52% of sales. The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used in product accounting for approximately 80% of the Company's sales. The interruption of raw materials or the loss of this significant customer would adversely affect the Company's business and financial condition.

Accounts Receivable   At September 30, 2002, the Company had two customers
which accounted for 55% and 13% of the Company's accounts receivable balances.

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

     We currently sell over sixty products to network marketing companies including Nikken, American Longevity, Integris, Pharmanex, Noevir, Neways, and Unicity Network. Our five largest customers, Nikken, American Longevity, Pharmanex and Integris, accounted for 51%, 17%, 10%, 9% and 9% respectively, of our net sales for the three months ended September 30, 2002.

     Our management and key personnel have many years of experience in developing and selling nutritional products to network marketers as well as to other direct marketers, distributors, health food stores and mass market merchandisers.

Results of Operations.
----------------------

          Three months ended September 30, 2002 and September 30, 2001
          ------------------------------------------------------------

          Net sales for the three month period ending September 30, 2002, was $608,000, a decrease of 55%, compared to the same three month period ended September 30, 2001. The decrease was due to both an inventory adjustment period and a temporary down cycle of product demand. It is noteworthy that orders have flowed back into the Company from the same customers which have adjusted their inventory position during the past two quarters. The Company experienced a small increase in the cost of goods sold, as a percentage of net sales to 77%, compared to 58%, for the three month period ended September 30, 2001.

          Selling, general, and administrative expenses for the three month period ended September 30, 2002, were $418,864, compared to $466,763 for the three month period ended September 30, 2001.

Liquidity.
----------

          At September 30, 2002, the Company had cash holdings of $137,255. The Company's net working capital position of September 30, 2002, was $787,560.

          The Company still relies upon a limited number of clients that comprise the majority of its sales. The loss of any of its top four clients could have a material adverse impact on the operations and financial condition of the Company.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 13, 2002, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2002.

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


Date: 11/14/02                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 11/14/02                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William P. Spencer, CEO and President of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/William P. Spencer
                                     William P. Spencer
                                     President and CEO

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Debra L. Spencer, Secretary/Treasurer of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002            Signature:/s/Debra L. Spencer
                                     Debra L. Spencer
                                     Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Imagenetix, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the " Quarterly Report"), We, William P. Spencer, CEO, President and director and Debra L. Spencer, Secretary/Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/William P. Spencer
CEO
President
director
11/14/02


/s/Debra L. Spencer
Secretary
Treasurer
director
11/14/02