Form 10QSB
period 2002-12-31
IMAGENETIX INC /NV/
filed 2003-02-19
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   --------------------

                       Commission File No. 33-24138-D
                                           ----------


                              IMAGENETIX, INC.
                              ----------------
     (Exact Name of Small Business Issuer as specified in its Charter)


           Nevada                                      87-0463772
           ------                                      ----------
  (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)


                   16935 West Bernardo Drive, Suite #101
                       San Diego, California 92127
                       ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (858) 674-8455
                                            --------------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                     N/A

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                           December 31, 2002

                    Common Voting Stock - 8,550,000 shares

Transitional Small Business Disclosure Format (Check one):  Yes X   No

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2002

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           December 31, 2002 and March 31, 2002                      1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and nine months ended
           December 31, 2002 and 2001                                2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the nine months ended December 31, 2002
           and 2001                                              3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS
                           [Unaudited]

                              ASSETS
                                           December 31,       March 31,
                                                2002           2002
                                             ____________   ____________
CURRENT ASSETS:
  Cash                                       $     28,355   $    303,986
  Account receivable, net                         732,525        569,739
  Inventory, net                                  930,159      1,040,609
  Prepaid expenses                                      -          5,000
  Employee advances                                 9,000              -
                                             ____________   ____________
        Total Current Assets                    1,700,039      1,919,334

PROPERTY AND EQUIPMENT, net                       101,646        119,050

OTHER ASSETS                                       23,247         85,886
                                             ____________   ____________
                                             $  1,824,932   $  2,124,270
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    570,087  $     512,992

  Accrued liabilities                              30,566         20,809
  Customer Deposits                                43,878         43,153
  Income tax payable                               20,173         22,130
  Notes payable-related party                      20,436         20,436
  Current portion of capital leases                 2,520          2,634
  Line of credit-related party                    230,216        177,585
                                             ____________   ____________
        Total Current Liabilities                 917,876        799,739

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                          1,161          3,085
                                             ____________   ____________
        Total Liabilities                         919,037        802,824
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,550,000 shares issued
   and outstanding                                  8,550          8,550
  Capital in excess of par value                2,270,539      1,862,213
  Retained earnings (deficit)                  (1,373,194)      (549,317)
                                             ____________   ____________
        Total Stockholders' Equity                905,895      1,321,446
                                             ____________   ____________
                                             $  1,824,932   $  2,124,270
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          [Unaudited]
                                       For the Three      For the Nine
                                       Months Ended       Months Ended
                                       December 31,       December 31,
                                  ____________________  ____________________
                                  2002       2001       2002      2001
                                  _________  _________  _________ __________
NET SALES                           813,875  1,189,264  2,382,955  3,605,661

COST OF GOODS SOLD                  480,049    859,308  1,614,074  2,393,628
                                  _________  _________  _________  _________
GROSS PROFIT                        333,826    329,956    768,881  1,212,033

EXPENSES:
  General and administrative        347,004    519,200  1,125,197  1,174,406
  Non-cash consulting expense             -      5,556    408,327    105,760
                                  _________  _________  _________  _________
     Total expenses                 347,004    524,756  1,533,524  1,280,166

OPERATING INCOME (LOSS)             (13,178)  (194,800)  (764,643)   (68,133)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                         1        330          5      2,754
  Other income                            -    215,000          -    215,000
  Interest (expense) other                -    (24,474)         -    (24,474)
  Interest (expense) related party   (6,362)    (6,465)   (71,586)   (12,442)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                    (6,361)   184,391    (71,581)   180,838
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES   (19,539)   (10,409)  (823,877)   112,705

CURRENT TAX EXPENSE (BENEFIT)             -      2,826          -     13,738

DEFERRED TAX EXPENSE (BENEFIT)            -          -          -          -
                                  _________  _________  _________  _________
NET INCOME (LOSS)                   (19,539)   (13,235)  (823,877)    98,967
                                  =========  =========  =========  =========
EARNINGS (LOSS) PER COMMON SHARE  $    (.00) $    (.00) $    (.10) $     .01
                                  =========  =========  =========  =========
DILUTED EARNINGS (LOSS) COMMON
SHARE                             $     N/A  $    (.00) $     N/A  $     .01
                                  =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        [Unaudited]

                                                       For the Nine
                                                       Months Ended
                                                       December 31,
                                              ______________________________
                                                      2002        2001
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income (loss)                           $      (823,877)  $      98,967
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non-cash expense                                  408,327         130,234
    Depreciation & amortization expense                23,319          18,832
    Allowance for bad debt adjustment                  25,324               -
    Changes in assets and liabilities:
      (Increase) in account receivable               (188,110)       (169,261)
      (Increase) decrease in inventory                110,450        (304,425)
      (Increase) decrease in receivable   employee     (9,000)         37,388
      (Increase) decrease in prepaid expense            5,000          31,107
      (Increase) decrease in other assets              62,204               -
      Increase (decrease) in accounts payable          57,094          81,102
      (Decrease) increase in customer deposits            725          (2,387)
      Increase (Decrease) in accrued expense            9,757           4,374
      (Decrease) Increase in income tax payable        (1,957)         13,738
                                              ______________   _____________
        Net Cash (Used) by Operating
        Activities                                  (320,744)        (60,331)
                                              ______________   _____________
Cash Flows from Investing Activities:
  (Increase) in intangible assets                       (850)           (750)
  Payments for property and equipment                 (4,630)        (23,926)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities       (5,480)        (24,676)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party                -         (48,461)
  Payments on capital leases                          (2,038)         (4,717)
  Proceeds from common stock                               -               -
  Increase in line of credit balance                  52,631         101,263
                                              ______________   _____________
        Net Cash Provided by Financing Activities     50,593          48,085
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (275,631)        (36,922)

Cash at Beginning of Period                          303,986         489,041
                                              ______________   _____________
Cash at End of Period                         $       28,355   $     452,119
                                              ==============   =============

[Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          [Unaudited]



                                                      For the Nine
                                                      Months Ended
                                                      December 31,
                                              _____________________________
                                                    2002        2001
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        6,750 $       10,529
    Income taxes                              $        1,957 $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2002

  In April 2002, the Company granted warrants to purchase 600,000 shares of common stock at $1.10. The fair value of $408,327 was expensed as consulting expense.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

  Consolidation - All significant intercompany transactions between the Parent and Subsidiary, and Subsidiary and Imagenetix CA have been eliminated in consolidation.

  Reclassification - The financial statements for periods prior to December 31, 2002 have been reclassified to conform to the headings and classifications used in the December 31, 2002 financial statements.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002, the Company had $0 in cash balances in excess of federally insured limits, however, on a regular basis the Company's cash balances did exceed federally insured limits during the nine months ended December 31, 2002.

  Accounts receivable - Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on managements assessment of the collectivility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

  Inventory - Inventory is carried at the lower of cost or market method valuation.

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

  Revenue Recognition - Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at December 31, 2002.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INVENTORY

  Inventory consists of the following at:
                                                December 31,     March 31,
                                                    2002           2002
                                                ___________     ___________
          Raw Materials                         $   798,659     $ 1,036,827
          Finished product                           94,912               -
          Boxes, labels, tubes & bottles             61,588          28,782
          Reserve for obsolete inventory            (25,000)        (25,000)
                                                ___________     ___________
                  Total Inventory               $   930,159     $ 1,040,609
                                                ___________     ___________

  The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of equipment, at cost, less accumulated depreciation:

                                                 December 31,    March 31,
                                                     2002          2002
                                                  __________     __________
       Lease-hold improvements                   $   110,597     $  107,572
       Office equipment                               45,808         44,202
       Leased equipment                               21,341         21,341
       Less accumulated depreciation                 (76,099)       (54,065)
                                                  __________     __________
                                                 $   101,646     $  119,050
                                                  __________     __________

  Depreciation expense for the nine months ended December 31, 2002 and 2001 was $22,034 and $18,131, respectively.

  The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 4 - ACCOUNTS RECEIVABLE

  Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                 December 31,      March 31,
                                                     2002           2002
                                                   __________    __________
          Accounts receivable - trade              $  767,525    $  625,063
          Allowance for doubtful accounts             (35,000)      (55,324)
                                                   __________    __________
                  Accounts receivable, net         $  732,525    $  569,739
                                                   __________    __________

  The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 5 - OTHER ASSETS

  The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                 December 31,   March 31,
                                                     2002         2002
                                                 __________    __________
       Trademarks                               $     8,866    $    8,016
       Globestar                                      3,675         3,675
       Less Amoritization                            (2,560)       (1,275)
                                                 __________    __________
                                                $     9,980    $   10,416
                                                 __________    __________

  For the nine months ended December 31, 2002 and 2001 amortization expense was $1,285 and $701, respectively.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER ASSETS [Continued]

  Deposits - The Company has also made a deposits of prepaid rent for its corporate offices. At December 31, 2002 and March 31, 2002 the amounts included in "Other Assets" on the face of the balance sheet was $13,266 and $26,522, respectively.

  Deferred expenses - Line of credit   Two shareholders of the Company agreed
  to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expires in September 2002. The Company granted warrants to purchase 250,000 shares of common stock to these shareholders as an incentive for the line of credit. The fair value of the warrants was $97,896, has been expensed as interest expense. For the nine months ended December 31, 2002, the Company expensed $48,948 related to these warrants. At December 31, 2002 and March 31, 2002, the balances which were included in "Other Assets" were $0 and $48,948, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

  The following is a summary of notes payable to related parties, as of:

                                              December 31   March 31,
                                                  2002         2002
                                              __________   ___________
  10% unsecured note payable to an
      officer/shareholder, due July 20, 2003  $   20,436   $    20,436
                                              __________   __________
                                                  20,436       20,436
  Less current portion                           (20,436)     (20,436)
                                              __________   __________
  Long-term portion                           $        -   $        -
                                              __________   __________

   The Company verbally negotiated an extension of on the note originally due July 20, 2002. During the nine months ended December 31, 2002 and 2001 the Company recorded $1,753 and $7,920, respectively, for interest on notes payable.

NOTE 7 - LINE OF CREDIT

  In October 2001, the Company entered into an line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expired on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and are being amortized over the life of the line of credit. At December 31, 2002, the balance owing on the line of credit was $230,216.

  The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES OBLIGATIONS

  Capital Lease - The following schedule details equipment purchased under capital leases as of:

                                                December 31,     March 31,
                                                    2002            2002
                                                 ___________     ___________
          Leased equipment                       $    21,341     $    21,341
          Less accumulated depreciation              (15,634)        (12,429)
                                                 ___________     ___________
                                                 $     5,707     $     8,912
                                                 ___________     ___________

  Depreciation expense on capital leases for the nine months ended December 31, 2002 and 2001 amounted to $3,205 and $3,216, respectively.

  Total future minimum lease payments and current portion of capital lease obligations are as follows:

                    September 30,                    Principal Payments
                  ______________                      ______________
                       2003                                 $    2,520
                       2004                                      1,161
                       2005                                          -
                       2006                                          -
                       2007                                          -
                                                            __________
                                                                 3,681
     Less:  current portion                                      2,520
                                                            __________
     Capital lease obligations   long-term                  $    1,161
                                                            __________

  Operating Lease - The Company has entered into a building lease for its office. The lease on the facility expires on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the nine months ended December 31, 2002 and 2001 amounted to $137,007 and $131,589, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
              December 31,                            Rental Payments
               __________                             _____________
                  2003                             $         200,400
                  2004                                       208,200
                  2005                                       216,600
                  2006                                             -
                  2007                                             -
                                                       _____________
                                                   $         625,200
                                                       _____________

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES OBLIGATIONS [Continued]

  Sublease - In August 2001, the Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,300 per month on a month-to-month basis. For the nine months ended December 31, 2002, the Company recorded $11,700 of legal expense and as an offset to rent expense.

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

  During the nine months ended December 31, 2002 and 2001, the Company expensed $54,000 and $182,204, respectively, related to this agreement.

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

NOTE 10 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

  Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2002, the Company had 8,550,000 shares of common stock issued and outstanding.

                      IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

  Stock Bonus Plan - During the year ended March 31, 2000, the board of directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan. During September 1999 an officer and majority shareholder returned and canceled 724,500 shares of common stock so that the common shares issued through the stock bonus plan will not further dilute the public shareholders of the Company.

  Warrants - At December 31, 2002, the Company had warrants outstanding to purchase a total of 4,178,750 shares of common stock at prices ranging from $.70 to $2.00 per share. The various types of warrants are explained in the following detail.

  The Company's Class A warrants have an exercise price of $1.00 per share of common stock. At December 31, 2002, 1,483,750 Class A warrants were outstanding.

  The Company's Class B warrants have an exercise price of $1.10 per share of common stock. During the nine months ended December 31, 2002, the Company granted warrants to purchase 600,000 shares of common stock to a consultant for services valued at $408,327. At December 31, 2002, 1,570,000 Class B warrants were outstanding.

  The Company's Class C warrants have an exercise price of $2.00 per share of common stock. At December 31, 2002, 750,000 Class C warrants were outstanding.

  The Company's Class D warrants have an exercise price of $1.75 per share of common stock. At December 31, 2002, 125,000 Class D warrants were outstanding.

  The Company's Class E warrants have an exercise price of $.70 per share of common stock. At December 31, 2002, 250,000 Class E warrants were outstanding.

  The Class A, C and D warrants are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal or exceeds $3.00 per share for Class A warrants and $6.00 per share for Class C and D warrants. The Class A, C, and D Warrants expire September 30, 2005. The Class B warrants may be exercised from December 19, 2001 through December 19, 2005. As of December 31, 2002 none of the warrants had been exercised.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

  Stock Option Plan - In October 2000, the Company adopted a Stock Option Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

  A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2002, are presented in the table below:

                  Options Outstanding                     Options Exercisable
      __________________________________________     _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
______________________________________________________________________________
$.86-1.00  350,000     3.25 years     $  .96        250,000     $    1.00
$    2.00  300,000     8.00 years     $ 2.00        128,335     $    2.00
           _______                                  _______
           650,000                                  378,335

  Stock Options - During the period presented in the accompanying financial statements, the Company has granted no options under the 2000 Stock Option Plan (the Plan), executive, and other agreements. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan or other agreements.

NOTE 11 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $640,000 and a state net operating loss carryover of approximately $743,000 at December 31, 2002.

  At December 31, and March 31, 2002, the total of all deferred tax assets was approximately $295,000 and 139,000, respectively. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $295,000. The net change in the valuation allowance for the nine months ended December 31, 2002 was an increase of approximately $157,000.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

   The temporary differences gave rise to the following deferred tax asset (liability):

                                                             December 31,
                                                                2002
                                                              _________
       Excess of tax over financial
         accounting depreciation                              $   8,854
       Allowance for obsolete inventory                           9,959
       Allowance for bad debt                                    13,942
       Net operating loss carryover - state                      43,366
       Net operating loss carryover - federal                   217,482
       Contribution carryover                                     1,699

  The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

                                                             December 31,
                                                                2002
                                                              __________
       Current income tax expense:
             Federal                                          $        -
             State                                                     -
                                                              __________
       Net current tax expense                                $        -
                                                              __________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                                        $   (5,359)
        Contribution carryover                                      (219)
        Net operating loss                                      (159,060)
        Valuation allowance                                      156,542
        Allowance for bad debts                                    8,096
                                                               _________
       Net deferred tax expense                                $       -
                                                               _________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the nine months ended:

                                                               December 31,
                                                                  2002
                                                                _________
       Computed tax at the expected
         federal statutory rate                                     34.00%
       State income taxes, net of federal benefit
    5.83
       Compensation due to options/warrants                        (22.09)
       Valuation allowance                                         (18.99)
       Other                                                         1.25
                                                                _________
       Effective income tax rates                                    0.00%
                                                                _________

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:
                                         For the Three       For the Nine
                                          Months Ended       Months Ended
                                          December 31,       December 31,
                                     __________________   ___________________
                                     2002          2001   2002           2001
                                     __________________   ___________________
   Income (loss) available to common
     shareholders (Numerator)        $(19,539) $(13,235)  $(823,877) $ 98,967
                                     ________  ________   _________  ________
   Weighted average number of common
    shares outstanding used in
    earnings (loss) per share during
    the period (Denominator)        8,550,000 8,550,000   8,550,000 8,550,000
                                    _________ _________   _________ _________
   Weighted average number of common
    shares outstanding used in
    diluted earnings (loss)per share
    during the period (Denominator)     N/A   8,618,716       N/A   8,842,923
                                    _________ _________   _________ _________

  At December 31, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.70 - $2.00 per share and warrants to purchase 4,178,750 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings
  (loss) per share because their effects are anti-dilutive.

  For the three months ended December 31, 2001, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 1,845,000 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

NOTE 13 - RELATED PARTY TRANSACTIONS

  Sales - During the nine months ended December 31, 2002, a customer in which the President of the Company owns approximately 15%, accounted for approximately 9% of the Company's total sales.

  Notes payable - An officer of the Company has provided a loan to the Company, which has a principal balance of $20,436 and accrued interest of $1,753 at December 31, 2002. During the nine months ended December 31, 2002 and 2001, the Company expensed $1,753 and $7,918, respectively in interest expenses related to the note payable.

  Line of credit - Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At December 31, 2002, the line of credit had a balance of $230,216. During the nine months ended December 31, 2002 and 2001, the Company expensed $22,846 and $11,581, respectively in interest related to the line of credit. The Company also expensed $24,474 as interest expense related to warrants issued related to the line of credit agreement. [See Notes 5 and 7]

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

  Sales - During the nine months ended December 31, 2002, the Company had two significant customers which accounted for 46% and 10% of sales. The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials or the loss of this significant customer would adversely affect the Company's business and financial condition.

  Accounts Receivable - At December 31, 2002, the Company had one customer which accounted for 54% of the Company's accounts receivable balances.

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

     Our three largest customers accounted for 35%, 13%, and 10% of our net sales for the three months ended December 31, 2002.

     Our management and key personnel have many years of experience in developing and selling nutritional products to network marketers as well as to other direct marketers, distributors, health food stores and mass market merchandisers.

Results of Operations.
----------------------

          Three months ended December 31, 2002 and December 31, 2001
          ------------------------------------------------------------

     Net sales for the three month period ending December 31, 2002, was $813,875 or a decrease of 32%, compared to the same three month period ending December 31, 2001. The decrease was due to both an inventory adjustment period and a temporary down cycle of product demand from our customers. It is noteworthy that orders have flowed back into our Company from the same customers which adjusted their inventory position during these past two quarters. We experienced a decrease in the cost of goods sold, as a percentage of net sales to 60% compared to 72%, for the three month period ending December 31, 2001. This decrease was in part due to the sales mix of our proprietary products.

     Selling, general, and administrative expenses for the three month period ending December 31, 2002, were $347,004 compared to $524,756 for the three month period ending December 31, 2001. The decrease was due to a combination of factors, the primary factor being lower costs associated with scientific studies.

Liquidity.
----------

     Our net working capital position as of December 31, 2002, was $782,163, compared to $1,415,169 for the period ending December 31, 2001.

     We still relied upon a limited number of clients that comprise the majority of our sales. The loss of any of our top clients could have a material adverse impact on the operations and financial condition of our Company.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of February 18, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to February 18, 2003.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               8-K Current Report dated October 24, 2000, filed April 5, 2002.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGENETIX, INC.


Date: 2/18/03                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 2/18/03                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William P. Spencer, CEO and President of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant (the "Quarterly Report");

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

Dated:  February 18, 2003            Signature:/s/William P. Spencer
                                     William P. Spencer
                                     President and CEO

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Debra L. Spencer, Secretary/Treasurer of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant (the "Quarterly Report");

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

Dated:  February 18, 2003            Signature:/s/Debra L. Spencer
                                     Debra L. Spencer
                                     Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Imagenetix, Inc. (the "Registrant") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the " Quarterly Report"), We, William P. Spencer, CEO, President and director and Debra L. Spencer, Secretary/Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/William P. Spencer
CEO
President
director
2/18/03


/s/Debra L. Spencer
Secretary
Treasurer
director
2/18/03