Form 10QSB/A
period 2002-12-31
IMAGENETIX INC /NV/
filed 2003-02-26
CIK 839441

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

                 IMAGENETIX, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          [Unaudited]
                                       For the Three      For the Nine
                                       Months Ended       Months Ended
                                       December 31,       December 31,
                                  ____________________  ____________________
                                  2002       2001       2002      2001
                                  _________  _________  _________ __________
NET SALES                           813,875  1,189,264  2,382,955  3,605,661

COST OF GOODS SOLD                  480,049    859,308  1,614,074  2,393,628
                                  _________  _________  _________  _________
GROSS PROFIT                        333,826    329,956    768,881  1,212,033

EXPENSES:
  General and administrative        334,657    519,200  1,112,850  1,174,406
  Non-cash consulting expense             -      5,556    408,327    105,760
                                  _________  _________  _________  _________
     Total expenses                 334,657    524,756  1,521,177  1,280,166

OPERATING INCOME (LOSS)                (831)  (194,800)  (752,296)   (68,133)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                         1        330          5      2,754
  Other income                            -    215,000          -    215,000
  Interest (expense) other                -    (24,474)         -    (24,474)
  Interest (expense) related party   (6,362)    (6,465)   (71,586)   (12,442)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                    (6,361)   184,391    (71,581)   180,838
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES    (7,192)   (10,409)  (823,877)   112,705

CURRENT TAX EXPENSE (BENEFIT)             -      2,826          -     13,738

DEFERRED TAX EXPENSE (BENEFIT)            -          -          -          -
                                  _________  _________  _________  _________
NET INCOME (LOSS)                    (7,192)   (13,235)  (823,877)    98,967
                                  =========  =========  =========  =========
EARNINGS (LOSS) PER COMMON SHARE  $    (.00) $    (.00) $    (.10) $     .01
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

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:
                                         For the Three       For the Nine
                                          Months Ended       Months Ended
                                          December 31,       December 31,
                                     __________________   ___________________
                                     2002          2001   2002           2001
                                     __________________   ___________________
   Income (loss) available to common
     shareholders (Numerator)        $ (7,192) $(13,235)  $(823,877) $ 98,967
                                     ________  ________   _________  ________
   Weighted average number of common
    shares outstanding used in
    earnings (loss) per share during
    the period (Denominator)        8,550,000 8,550,000   8,550,000 8,550,000
                                    _________ _________   _________ _________
   Weighted average number of common
    shares outstanding used in
    diluted earnings (loss)per share
    during the period (Denominator)     N/A   8,618,716       N/A   8,842,923
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

     Selling, general, and administrative expenses for the three month period ending December 31, 2002, were $334,657 compared to $524,756 for the three month period ending December 31, 2001. The decrease was due to a combination of factors, the primary factor being lower costs associated with scientific studies.

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


Date: 2/25/03                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 2/25/03                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William P. Spencer, CEO and President of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Amended Quarterly Report on Form 10-QSB/A-1 of the Registrant (the "Amended Quarterly Report");

     2. Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amended Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Quarterly Report (the "Evaluation Date"); and

     c) presented in this Amended Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Amended Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 25, 2003            Signature:/s/William P. Spencer
                                     William P. Spencer
                                     President and CEO

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Debra L. Spencer, Secretary/Treasurer of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Amended Quarterly Report on Form 10-QSB/A-1 of the Registrant (the "Amended Quarterly Report");

     2. Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amended Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amended Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Quarterly Report (the "Evaluation Date"); and

     c) presented in this Amended Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Amended Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 25, 2003            Signature:/s/Debra L. Spencer
                                     Debra L. Spencer
                                     Secretary/Treasurer

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Amended Quarterly Report of Imagenetix, Inc. (the "Registrant") on Form 10-QSB/A-1 for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the " Amended Quarterly Report"), We, William P. Spencer, CEO, President and director and Debra L. Spencer, Secretary/Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Amended Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Amended Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/William P. Spencer
CEO
President
director
2/25/03


/s/Debra L. Spencer
Secretary
Treasurer
director
2/25/03