Form 10KSB
period 2003-03-31
IMAGENETIX INC /NV/
filed 2003-07-15
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003

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
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                   Identification Number)

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

(1) Yes    X      No                (2) Yes    X      No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent fiscal year: March 31, 2003
- $3,409,058.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     On June 25, 2003 there were approximately 4,940,021 shares of common voting stock of the Registrant beneficially owned by non-affiliates valued at $4,495,419.11. This valuation is based upon the Registrant's closing price of $0.91 per share on June 25, 2003 for the common stock of the Registrant on the OTC Bulletin Board.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes        No
                                                       ---       ---

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

   As of June 25, 2003 there were 8,555,021 shares outstanding

                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                                   PART I

Item 1.   Description of Business.

History Development

     We were incorporated under the laws of the State of Nevada on March 28, 1988, under the name "Capital Growth, Inc." In October 2000 we acquired Imagenetix, Inc., a Colorado corporation and changed our name to "Imagenetix, Inc."

Our Business

     We are an innovator of scientifically tested, natural-based, proprietary bioceutical products developed to enhance human and animal health on a global basis. We develop, formulate, and private-label, proprietary, leading edge over the counter topical creams, skin care products, and nutritional supplements to be marketed globally through multiple channels of distribution. In addition, we develop patentable compounds for the purpose of entering into licensing agreements with pharmacueitical partners.

     Rather than market products directly to consumers, we market to business organizations who in turn market the products to consumers through their own private labels. We have developed a "turnkey" approach to assist these organizations with product distribution to consumers. Distribution of products by our clients is currently underway through direct selling, mass marketing, medical, health, and nutritional professionals, medical newsletters, direct response radio, and will soon begin through direct response television, and other channels of distribution.

     Our "turnkey" approach provides:

     *    Specific product formulations requested by our customers;
     *    Scientific studies to support claims made for our products;
     *    Assistance in complying with U.S. laws and regulations;
     * Assistance in obtaining foreign country regulatory approval for sale of our products;
     * Marketing materials and marketing assistance to support product sales; and
     *    Manufacture of products with delivery directly to the client.

     Following development of a new nutritional, topical or skin care product, we:

     * Conduct and complete any scientific studies necessary for regulatory compliance;
     * Arrange for the manufacture of finished products to our specifications on behalf of our customers; and
     * Develop marketing tools and plans to promote product sales, including labels and graphic designs, promotional brochures and providing speakers to promote our customers' products.

     Our management and key personnel have many years experience in developing and selling nutritional products to domestic and international marketers including direct selling companies, health food stores and mass market merchandisers.

Customers

     We currently sell over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including, direct selling, mass market, direct response television, direct response radio, nutritional newsletters, and medical care professionals. Our four largest customers, Nikken, Unicity Network, Integris, and Neways accounted for 46%, 10%, 10%, and 7% respectively, of our net sales for the year ended March 31, 2003.

Our Strategy

     We are a developer, formulator and international supplier of scientifically tested and natural based products, designed to enhance human and animal health. Imagenetix develops, formulates, and private labels over the counter topical creams, nutritional and skin care products, to be marketed globally through multiple channels of distribution. Our strategy also includes assisting our client base by:

     * Continuing to develop innovative and proprietary nutritional and skin care products;
     * Continue to offer "turn key" services , including product development, regulatory compliance, manufacturing and marketing services, to assist our customers in quickly bringing new products to market;
     * Marketing our products internationally by assisting our customers in registering their products for sale in foreign countries.

     To date, we have completed the registration of over 25 products in foreign countries, including Japan, Australia, South Korea and Canada. Most of the products registered contain our proprietary Celadrin(TM) compound.

Industry Overview

     The nutritional supplement industry has experienced consistent growth since the adoption of the Dietary Supplement Health and Education Act of 1994, which allows vendors of dietary supplements to educate consumers regarding the effects of certain dietary ingredients. According to the Nutrition Business Journal, the U.S. nutritional supplement industry generated approximately $17.7 billion in retail sales in 2001, a 4% increase in sales from 17.0 billion in 2000.

     The dietary supplement industry is highly diversified and intensely competitive. It includes companies that manufacture, distribute and sell products that are generally intended to supplement daily diets with nutrients that may enhance the body's performance and well-being. Dietary supplements include vitamins, minerals, herbs, botanicals, amino acids and compounds. Specific statutory provisions governing the dietary supplement industry were codified in the Dietary Supplement Health and Education Act. This act provides new statutory protections for dietary supplements and allows for statements that inform consumers of the effect dietary supplements have upon the structure or functions of the body.

     The following factors are expected to contribute to the ongoing growth of the domestic nutritional supplement industry:

     * The aging of the American population, which is likely to cause increased consumption of nutritional supplements;
     * New product introductions in response to new research supporting the positive health effects of certain nutrients;
     * The nationwide trend toward preventative medicine resulting from rising health care costs;
     * Increased consumer interest in alternative health products such as herb-based nutritional supplements;
     *    A heightened awareness of the connection between diet and health.

     Nutritional supplements are sold primarily through:

     * Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;
     *    Health food stores;
     *    Mail order companies; and
     *    Direct sales organizations, including network marketing companies.

Products

     We offer a variety of specialized proprietary nutritional formulations, OTC topical creams, and skin care products. Since beginning operations in February 1999, we have developed and sold over 60 products and formulations to businesses and organizations that market these private labeled products through multiple channels of distribution including, direct selling, the mass market, direct response radio, nutritional newsletters, and medical care professionals. Our product formulations may be developed by our customers, co-developed by us and our customers, or developed exclusively by us for the customer.

     Our leading product is Celadrin(TM), a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the years ended March 31, 2003 and 2002, approximately 84% and 82%, respectively, of our revenue was generated from the sale of various formulations containing Celadrin(TM).

     A number of safety and efficacy studies have been conducted on Celadrin(TM)'s principal composition, cetylated fatty acids. Studies have been presented at international scientific conferences, with one study being published in the Journal of Pheumatology (8-02).

     We are conducting ongoing research to deteremine Celadrin(TM)'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using cetylated fatty acid compounds and market these formulations through multiple distribution channels. To date, we have sold Celadrin(TM) formulations primarily to direct distribution companies. Many of our customers resell Celadrin(TM) and other formulated products under their own labels and trade names. We do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin(TM), we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

     We use paid consultants who are medical doctors, scientific research consultants, independent scientific researchers and laboratories and universities to assist us in the development and testing of our products. We also have a clinical research consultant, Robert L. Hesslink, Jr. Sc.D., who offices with us, and consults with us on an active basis. Dr. Hesslink's background may be found under "Management-Consultants" below. We believe Celadrin(TM) will be our principal compound in the near future. We intend to expand the number of customers who use this compound in formulas and to develop other formulas for new customers.

     In addition to Celadrin(TM), which we sell in many formulations including an oral product, a cream, and as a pet product, we have developed other natural based products designed to address specific health issues, including unique and scientifically tested compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 8% of our sales as of March 31, 2003.

Raw Materials and Manufacturing

     We develop and formulate proprietary, natural based, nutritional supplements, OTC topical creams, and skin care products but do not manufacture any of these products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have an agreement with our sole supplier of Celadrin(TM) to purchase sufficient quantities of the compound to meet our anticipated needs through January 2007. We believe this agreement can be extended although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

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

Marketing

     Since inception, we have marketed our products to clients in multiple channels of distribution with initial emphasis placed upon direct selling distributors. Our marketing strategy consists of:

     * Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the direct distribution and mass marketing of nutraceutical supplements and other nutraceutical products;

     * Continuing to assist our customers in designing new nutritional, topical, and skin care products using our formulations;
     * Continuing to design marketing materials, provide marketing spokespersons and offering other value added services to assist customers in expanding their sales of our product;
     * Developing and offering new products to direct distribution and mass marketing companies.
     * Offering products for distribution through medical and nutritional oriented professionals.
     *    Offering products for direct response radio and television.

     We will continue to offer companies a turn key approach to their product needs. This approach emphasizes providing the customer with the support necessary to allow them to sell our products, including providing the scientific studies required by U.S. and foreign regulators, tailoring our product formulations specifically for each customer, obtaining approvals in foreign countries for our customers to market there, providing full marketing support for the products, including product information, product descriptions and speakers to discuss products at customer conventions and seminars and arranging for manufacture and shipment of the products according to customer instructions. We currently sell to ten direct selling distribution companies and national distributors.

     In January 2003 we entered into a five-year agreement with Newport Bioceuticals, LLC under which we granted to Newport the exclusive right to sell certain Celadrin(TM) products through infomercials under a private label which they have developed. To maintain its exclusive rights to market via television infomercials, Newport must meet certain monthly minimum purchases of infomercial air-time and initial order requirements. We expect the infomercials to begin airing in the third quarter of 2003.

Competition

     The nutritional supplement and skin care industries are large and intensely competitive. We compete generally with companies that manufacture and market competitive nutritional products in each of our product lines, including companies such as Twin Labs, Weider Nutrition, IVC Industries and Perrigo. We compete with companies who also supply nutritional products to direct distribution companies, such as DNF, Leiner Health, Natural Alternatives, Vitatech and Chemins. We also compete with companies that develop and sell skin care products, such as West Coast Cosmetics, CA Botana and Cosmetic Products International.

     Competitive factors in the nutritional supplement and skin care markets include product effectiveness, scientific validation, proprietary formulations, price, quality of products, reliability of product delivery and marketing services offered to customers. We believe we compete favorably with respect to each of these factors. Nevertheless, most of our competitors have longer operating histories, wider product offerings, greater name recognition and financial resources than do we. However, we believe our turn key approach of offering our customers significant regulatory, marketing and unique, scientifically validated products provides us with a competitive advantage.

Government Regulation

     In both the United States and foreign markets, we are subject to extensive laws and governmental regulations at the federal, state and local levels. For example, we are subject, directly or indirectly, to regulations pertaining to:

     *    Dietary ingredients;
     * The manufacturing, packaging, labeling, promotion, distribution, importation, sale and storage of our products;
     * Product claims, labeling and advertising (including direct claims and advertising by us as well as claims in labeling and advertising by others, for which we may be held responsible);
     * Transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and
     * Taxation, which in some instances may impose an obligation on us to collect taxes and maintain appropriate records.

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

     The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts, and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin(TM), was on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin(TM). Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:

     * The manufacturer has proof that the dietary ingredient has been present in the food supply as an article used for food and in a form in which the food has not been chemically altered, or
     * The manufacturer supplies the FDA with proof to the FDA's satisfaction of the dietary ingredient's safety.

     Manufacturers and distributors of dietary supplements may include statements of nutritional support, including structure and function claims, on labels and in advertising if:

     * The claims are corroborated by "competent and reliable scientific evidence" consistent with FTC standards for advertising review;
     * The claims for labels and labeling are filed in a certified notice with the FDA no later than 30 days after first market use of the claims;
     * The manufacturer retains substantiation that the claims are truthful and non-misleading;
     * Each claim on labels and in labeling is cross-referenced by an asterisk to a mandatory FDA disclaimer.

     The majority of the products marketed, or proposed to be marketed, by us are classified as dietary supplements. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover:

     * The identification of dietary supplements and their nutrition and ingredient labeling;
     * The terminology to be used for nutrient content claims, health claims and statements of nutritional support, including structure and function claims;
     * Labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made;
     * Notification procedures for statements of nutritional support, including structure and function claims, on dietary supplement labels and in their labeling;
     * Pre-market notification procedures for new dietary ingredients in dietary supplements.

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

Trademarks and Patents

     We received trademarks for "Globestar" and "Celadrin" in April 2000 and February 2002, respectively.

     In March, 2003 we filed a patent application for Genepril, seeking approval of claims for the prevention and treatment of various types of arthritis and other inflammatory joint diseases, as well as psoriasis, lupus and cardiovascular conditions. There can be no assurance that the patent application will be granted.

Employees

     At March 31, 2003 we had eight full-time employees, including our executive officers.

Item 2.   Description of Property.

     We lease 5,768 square feet of office space located at 16935 West
Bernardo Drive, Suites 101 and 101A, San Diego, California 92127 pursuant to a three year lease which expires in January 2006.

Item 3.   Legal Proceedings.

     The Company has been named as a defendant in one currently pending lawsuit alleging that a product containing ephedra caused injuries and/or damages. The Company denies any and all alleged wrongdoing and intends to vigorously defend this lawsuit. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of any such liability, if any, from this action will not have a material adverse effect on its results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.


                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is traded on the Over the Counter Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "IAGX." The range of high and low bid quotations for our common stock during each quarter of the fiscal years ended March 31, 2003 and 2002 is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                                               BID

Quarter ended:                      High                  Low

March 31, 2003                     $ .76                $ .56
December 31, 2002                  $ .81                $ .52
September 30, 2002                 $1.22                $ .72
June 30, 2002                      $1.28                $ .85
March 31, 2002                     $1.28                $ .69
December 31, 2001                  $1.19                $ .55
September 30, 2001                 $ .75                $ .53
June 30, 2001                      $1.25                $ .75

Holders

     We had approximately 305 record holders of our common stock as of June 25, 2003.

Dividends

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

     We are an innovator of scientifically tested, natural-based, proprietary bioceutical products developed to enhance human and animal health on a global basis. We develop, formulate, and private-label, proprietary, leading edge over the counter topical creams, skin care products, and nutritional supplements to be marketed globally through multiple channels of distribution. In addition, we develop patentable compounds for the purpose of entering into licensing agreements with pharmacueitical partners.

     Rather than market products directly to consumers, we market to business organizations who in turn market the products to consumers through their own private labels. We have developed a "turnkey" approach to assist these organizations with product distribution to consumers. Distribution of products by our clients is currently underway through direct selling, mass marketing, medical, health, and nutritional professionals, medical newsletters, direct response radio, and will soon begin through direct response television, and other channels of distribution.

Results of Operations

Year Ended March 31, 2003 compared to March 31, 2002

     For the fiscal year ended March 31, 2003, net sales of $3,409,058 decreased $1,034,684 or 23%, compared to net sales of $4,443,742 for fiscal year ended March 31, 2002. The decrease was primarily due to the reduction of orders from existing clients.

     Our strategy for future growth is to continue to focus on adding new clients in additional channels of distribution, such as mass market, medical professionals, and direct consumer response television and radio marketing.

     During the fiscal year ended March 31, 2003, we experienced a decrease in the cost of goods sold as a percentage of sales, to 63% compared to 70% for the fiscal year ended March 31, 2002. The decrease in cost of goods sold reflects a higher sales mix in the category of Celadrin(TM) related products, including the company's topical cream products, which have lower production costs.

     Selling, general, and administrative expenses for the fiscal year ended March 31, 2003, were $1,957,044, compared to $1,544,591 for fiscal year ended March 31, 2002. The expense increase was due to a combination of product studies and a non-cash expense relating to the issuance of common stock purchase warrants in the amount of $408,327.

     We had a net loss for the fiscal year ended March 31, 2003 of $775,484 compared to a net loss of $256,037 for the prior year ended March 31, 2002. Net loss per common share was $(.09) for fiscal 2003 compared to a net loss per common share of $(.03) for 2002. The net loss included a non-cash expense associated with the issuance of common stock purchase warrants which accounted for $408,327 or $(.05) per share of the loss.

Years Ended March 31, 2002 and March 31, 2001

     For the fiscal year ended March 31, 2002, net sales of $4,443,742 decreased $195,683, or 4%, compared to net sales of $4,639,425 for fiscal year ended March 31, 2001. The decrease was primarily due to the timing of product launches by new and existing clients.

     Our strategy for future growth is to continue to focus on adding additional network marketing clients, expanding revenue with existing clients and selling additional product into foreign countries through existing clients.

     During fiscal year period ended March 31, 2002, we experienced a decrease in the cost of good sold as a percentage of sales, to 70% compared to 73% for the fiscal year ended March 31, 2001. The moderate decrease reflects a higher sales mix in the category of Celadrin(TM) related products which have lower production costs.

     Selling, general, and administrative expenses for the fiscal year ending March 31, 2002, were $1,544,591, compared to $1,601,806 for fiscal year ended March 31, 2001. The expense decrease was due to decreased legal expenses and product development costs.

     We had a net loss for the fiscal year ended March 31, 2002 of $256,037 compared to a net loss of $360,235 for the year ended March 31, 2001. Net loss per common share was $(.03) for fiscal 2002 compared to a net loss per common share of $(.05) for 2001. The net loss included the costs associated with the issuance of common stock purchase warrants and stock options which accounted for $203,656 of expense.

Liquidity and Capital Resources.

     We have historically financed our operations through debt and equity financings.

     At March 31, 2003, we had cash holdings of $263,930, a decrease of $40,056 compared to March 31, 2002. Our net working capital position at March 31, 2003, was $811,370 compared to $1,119,595 as of March 31, 2002.

     We have a single source and exclusive supplier arrangement with our Celadrin(TM) supplier. We use Celadrin(TM) in approximately 70% of our products representing approximately 84% of our sales for the year ended March 31, 2003. The interruption of raw material from this supplier would adversely affect our business and financial condition.

     Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings.

     We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

Item 7.   Financial Statements.

          Financial Statements for the years ended
          March 31, 2003 and 2002

          Independent Auditors' Report

          Consolidated Balance Sheet, March 31, 2003

          Consolidated Statements of Operations for the years ended March 31, 2003 and 2002

          Consolidated Statement of Stockholders' Equity for the years ended March 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended March 31, 2003 and 2002

          Notes to Consolidated Financial Statements

                      IMAGENETIX, INC. AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                      IMAGENETIX, INC. AND SUBSIDIARY




                                 CONTENTS

                                                            PAGE

        -  Independent Auditors' Report                        1


        -  Consolidated Balance Sheet, March 31, 2003          2


        -  Consolidated Statements of Operations, for the
             years ended March 31, 2003 and 2002               3

        -  Consolidated Statement of Stockholders' Equity,
             for the years ended March 31, 2003 and 2002       4

        -  Consolidated Statements of Cash Flows, for the
             years ended March 31, 2003 and 2002           5 - 6

        -  Notes to Consolidated Financial Statements     7 - 19

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
IMAGENETIX, INC. AND SUBSIDIARY
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. and Subsidiary at March 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. and Subsidiary as of March 31, 2003, and the results of their operations and their cash flows for the year ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

/s/Pritchett, Siler & Hardy, P.C.
June 20, 2003
Salt Lake City, Utah

                      IMAGENETIX, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                                  March 31,
                                                     2003
                                                 -----------
CURRENT ASSETS:
  Cash in bank                                    $  263,930
  Account receivable, net                            615,412
  Inventory, net                                     700,093
  Employee receivable                                  5,000
                                                  ----------
        Total Current Assets                       1,584,435

PROPERTY AND EQUIPMENT, net                           94,315

OTHER ASSETS                                          52,198
                                                  ----------
                                                  $1,730,948
                                                  ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  447,497
  Accrued liabilities                                 26,084
  Customer deposits                                   25,709
  Income tax payable                                  20,173
  Notes payable - related party                       20,610
  Line of credit - related party                     230,280
  Current portion of capital leases                    2,711
                                                  ----------
        Total Current Liabilities                    773,065

CAPITAL LEASE LIABILITIES, less current portion          373
                                                  ----------
        Total Liabilities                            773,438
                                                  ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued
   and outstanding                                         -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,555,021 shares issued
   and outstanding                                     8,555
  Capital in excess of par value                   2,273,756
  Retained earnings (deficit)                     (1,324,801)
                                                  ----------
        Total Stockholders' Equity                   957,510
                                                  ----------
                                                  $1,730,948
                                                  ----------

The accompanying notes are an integral part of this consolidated financial statement.

                      IMAGENETIX, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the
                                                 Year Ended
                                                 March 31,
                                          _______________________
                                              2003        2002
                                          ___________ ___________
NET SALES                                  $3,409,058  $4,443,742

COST OF GOODS SOLD                          2,148,331   3,089,661
                                          -----------  ----------
GROSS PROFIT                                1,260,727   1,354,081
                                          -----------  ----------
EXPENSES:
  General and administrative                  803,944     660,272
  Payroll expense                             388,178     435,976
  Consulting Expense                          764,922     448,343
                                            ---------  ----------
        Total Expenses                      1,957,044   1,544,591
                                            ---------  ----------
LOSS FROM OPERATIONS                         (696,317)   (190,510)
                                            ---------  ----------
OTHER INCOME (EXPENSE):
  Interest expense - related party            (79,322)    (66,479)
  Interest expense                                  -      (1,374)
  Other income                                    155       2,326
                                            ---------  ----------
        Total Other (Expense)                 (79,167)    (65,527)
                                            ---------  ----------
LOSS BEFORE INCOME TAXES                     (775,484)   (256,037)

CURRENT TAX EXPENSE (BENEFIT)                       -           -

DEFERRED TAX EXPENSE (BENEFIT)                      -           -
                                            ---------  ----------
NET LOSS                                    $(775,484) $ (256,037)
                                            ---------  ----------

BASIC LOSS PER SHARE                        $    (.09) $     (.03)
                                            ---------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                      IMAGENETIX, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                             Common Stock           Capital in
                     _______________________        Excess of
                                                                 Retained
                     Shares           Amount        Par Value    Earnings
                     _______________________________________________________
BALANCE, March 31, 2001  8,550,000    $ 8,550       $ 1,658,557  $ (293,280)

Issuance of warrants to
purchase 250,000 shares
of common stock, related
to obtaining a line of
credit                           -         -            97,898           -

Issuance of warrants to
purchase 20,000 shares
of common stock, for
services rendered                -         -             5,556           -

Issuance of options to
purchase 25,000 shares
of common stock, for
legal services                   -         -            22,570           -

Issuance of options to
purchase 100,000 shares
of common stock, for
services rendered                -         -            77,634           -

Net (loss) for the
year ended March
31, 2002                         -         -                 -    (256,037)
                     _______________________________________________________
BALANCE, March
31, 2002                 8,550,000     8,550         1,862,213    (549,317)

Issuance of warrants to
purchase 600,000 shares
of common stock, for
consulting services
rendered                         -         -           408,327           -

Exercise of warrants to
purchase common stock at
$1.00 per share                 21         -                21           -

Issuance of common stock
for services valued at
$3,200 or $.64 per share     5,000         5             3,195           -

Net (loss) for the
year ended March
31, 2003                         -         -                 -    (775,484)
                    ________________________________________________________
BALANCE, March
31, 2003                 8,550,021    $8,555        $2,273,756 $(1,324,801)
                    ________________________________________________________

The accompanying notes are an integral part of this consolidated financial statement.
                                    -4-


                      IMAGENETIX, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                  For the
                                                Years Ended
                                                  March 31,
                                           __________________________
                                              2003         2002
                                           __________________________
Cash Flows from Operating Activities:
  Net income (loss)                       $ (775,484)    $   (256,037)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense       30,946           27,851

    Non cash expense                         411,527          154,708
    Change in allowance for bad debt          58,589           10,324
    Change in allowance for obsolete
    inventory                                 53,000                -
    Changes in assets and liabilities:
      (Increase) in account receivable      (104,262)        (104,075)
      (Increase) decrease in employee
      receivable                              (5,000)          37,388
      (Increase) decrease in inventory       287,516         (407,868)
      Decrease in prepaid expenses             5,000           39,430
      Decrease in other assets                32,947           26,534
      Increase (decrease) in accounts
      payable                                (65,495)         234,299
      Increase in accrued liabilities          5,275            7,632
      Increase (decrease) in customer
      deposits                               (17,444)          11,283
      (Decrease) in income tax payable        (1,957)               -
                                          ----------        ---------
        Net Cash (Used) by Operating
          Activities                         (84,842)        (218,531)
                                          ----------        ---------
Cash Flows from Investing Activities:
  Acquisition of office equipment             (4,630)         (23,926)
  Acquisition of other assets                   (840)            (750)
                                          ----------        ---------
        Net Cash (Used) by Investing
          Activities                          (5,470)         (24,676)
                                          ----------        ---------
Cash Flows from Financing Activities:
  Net proceeds from line of credit
  - related party                             52,695          177,585
  Payments on notes payable - related
  party                                            -         (113,134)
  Proceeds on notes payable - related
  party                                          174                -
  Proceeds from exercise of warrants              21                -
  Payments on lease liabilities               (2,634)          (6,299)
                                          ----------        ---------
        Net Cash Provided by
          Financing Activities                50,256           58,152
                                          ----------        ---------
Net Decrease in Cash                         (40,056)        (185,055)

Cash at Beginning of Period                  303,986          489,041
                                          ----------        ---------
Cash at End of Period                     $  263,930        $ 303,986
                                          ----------        ---------

                                [Continued]
                                    -5-

                      IMAGENETIX, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Continued]
                                                    For the
                                                   Year Ended
                                                    March 31,
                                          ____________________________
                                                2003         2002
                                          ____________________________
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the period for:
    Interest                              $    29,239   $    18,498
    Income taxes                          $         -   $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the year ended March 31, 2003:
     In February 2003, the Company issued 5,000 shares of common stock for services rendered valued at $3,200, or $.64 per share.

     In April 2002, the Company issued warrants to purchase 600,000 shares of common stock at $1.10 per share to a consultant of the Company for services rendered. The fair value of the warrants was $408,327.

     In October 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company who provided a line of credit to the Company. Of the $97,896 fair value recorded for these warrants. $48,948 was recorded as interest expense in the year ended March 31, 2002 and $48,948 was recorded as interest expense in the year ended March 31, 2003.

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At March 31, 2003, the Company had $163,930 in cash balances in excess of federally insured limits.

Accounts receivable   Accounts receivable are carried at the expected net
realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

Inventory   Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method.

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

Stock Based Compensation   The Company accounts for its stock based
compensation in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Revenue Recognition   Revenue is recognized when the product is shipped. The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2003.

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

Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                   March 31,
                                                      2003
                                                  -----------
          Accounts receivable - trade             $   729,325
          Allowance for doubtful accounts            (113,913)
                                                  -----------
          Accounts receivable, net                $   615,412
                                                  -----------

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 3   INVENTORY

Inventory consists of the following at:
                                                             March 31,
                                                               2003
                                                            ------------
          Raw Materials                                     $    578,386
          Finished product                                        50,913
          Boxes, labels, tubes, & bottles                        148,794
          Reserve for obsolete inventory                         (78,000)
                                                            ------------
                  Total Inventory                           $    700,093
                                                            ------------

The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                             March 31,
                                                               2003
                                                           -------------
       Lease-hold improvements                             $     110,597
       Office equipment                                           45,807
       Leased equipment                                           21,341
       Less accumulated depreciation                             (83,430)
                                                           -------------
                                                           $      94,315
                                                           -------------

Depreciation expense for the year ended March 31, 2003 and 2002 was $29,365 and $22,738, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                             March 31,
                                                                 2003
                                                             -----------
       Trademarks                                            $     8,866
       Globestar                                                   3,675
       Less Amortization                                          (2,866)
                                                             -----------
                                                             $     9,675
                                                             -----------

For the year ended March 31, 2003 and 2002 amortization expense was $1,581 and $815, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At March 31, 2003 and 2002 the amounts included in "Other Assets" on the face of the balance sheet were $16,700 and $13,266, respectively.

Prepaid expenses - At March 31, 2003, the Company has prepaid legal fees to two legal consultants in the amounts of $23,323 and $2,500, for a total of $25,823. The total of $25,823 is included in "Other Assets" on the face of the balance sheet.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTES PAYABLE - RELATED PARTY

The following is a summary of notes payable to related parties, as of:

                                                             March 31,
                                                               2002
                                                            -----------
  10% unsecured note payable to an
      officer/shareholder, due July 20, 2003                $    20,610
                                                            -----------
                                                                 20,610
  Less current portion                                          (20,610)
                                                            -----------
  Long-term portion                                         $         -
                                                            -----------

The Company verbally negotiated an extension of the note originally due July 20, 2002. During the year ended March 31, 2003 and 2002 the Company recorded $2,127 and $1,753, respectively, for interest on notes payable. During April 2003, the Company repaid the note along with the $2,127 in related accrued interest

NOTE 7   LINE OF CREDIT - RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expired on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and are being amortized over the life of the line of credit.

At March 31, 2003, the balance owing on the line of credit was $230,280. During the year ended March 31, 2003 and 2002 the Company recorded interest expense of $25,295 and $7,765 in connection with the line.

The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

NOTE 8   LEASES OBLIGATIONS

Capital Lease   The following schedule details equipment purchased under
capital leases as of:
                                                            March 31,
                                                              2003
                                                           -----------
          Leased equipment                                 $    21,341
          Less accumulated depreciation                        (16,686)
                                                           -----------
                                                           $     4,655
                                                           -----------

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LEASES OBLIGATIONS [Continued]

Depreciation expense on capital leases for the year ended March 31, 2003 and 2002 amounted to $4,257 and $3,205, respectively.

Total future minimum lease payments and current portion of capital lease obligations are as follows:

                     March 31,                      Principal Payments
                    -----------                     ------------------
                       2004                         $            2,990
                       2005                                        378
                       2006                                          -
                       2007                                          -
                       2008                                          -
                                                             ---------
                                                                 3,368
     Less:  Interest and other fees                               (284)
                                                             ---------
                                                                 3,084
     Less:  current portion                                      2,711
                                                             ---------
     Capital lease obligations   long-term                   $     373
                                                             ---------

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the years ended March 31, 2003 and 2002 amounted to $160,091 and $175,472, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                March 31,                            Rental Payments
               __________                            ---------------
                  2004                               $       200,400
                  2005                                       208,200
                  2006                                       216,600
                  2007                                             -
                  2008                                             -
                                                      --------------
                                                      $      625,200
                                                      --------------

Sublease   The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis. At March 31, 2003, the Company has recorded $23,323 in prepaid legal services.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2003 and 2002, the Company expensed $72,000 and $182,204, respectively, related to this agreement.

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

NOTE 10   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003.

Common Stock   The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At March 31, 2003, the Company had 8,555,021 shares of common stock issued and outstanding.

During February 2003, the Company authorized the issuance of 5,000 shares of common stock to a consultant for services rendered valued at $3,200, or $.64 per share.

During July 2002, the Company issued 21 shares of common stock for proceeds of $21. The shares were issued upon a shareholder exercising warrants at $1.00 per share.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

Warrants   A summary of the status of the warrants granted under various agreements at March 31, 2003 and 2002, and changes during the years then ended is presented below:

                                     March 31, 2003       March 31, 2002
                               _______________________ _______________________
                                      Weighted Average        Weighted Average
                               Shares   Exercise Price Shares   Exercise Price
                               ________ ______________ _______ _______________
  Outstanding at beginning of
  period                      3,578,750  $        1.24 3,283,750  $       1.28
  Granted                       600,000  $        1.10   295,000  $        .82
  Exercised                          21           1.00         -             -
  Forfeited                           -              -         -             -
  Expired                             -              -         -             -
                               ________ ______________ _________ _____________
  Outstanding at end of
  Period                      4,178,729  $        1.22 3,578,750  $       1.24
                               ________ ______________ _________ _____________

  Weighted average fair value
  of options granted during
  the year                      600,000  $         .68   295,000  $        .38
                               ________ ______________ _________ _____________


The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2003 and 2002 risk-free interest rates of 4.01% and 4.82%, expected dividend yields of zero, expected life of 5 years, and expected volatility 116% and 66%, respectively.

A summary of the status of the warrants granted under the various agreements at March 31, 2003, are presented in the table below:

                          Warrants Outstanding         Warrants Exercisable
            _______________________________________ _________________________
                                           Weighted-
  Range of               Weighted-Average   Average          Weighted-Average
  Exercise     Number       Remaining      Exercise   Number      Exercise
   Prices    Outstanding Contractual Life   Price   Exercisable    Price
  _________ ____________ ________________ _________ __________ ______________
  $   .70        250,000        3.5 years $     .70    250,000 $       .70
  $1.00-1.10   3,053,729        2.8 years $    1.05  3,053,729 $      1.05
  $1.75-2.00     875,000        2.5 years $    1.96    875,000 $      1.96
             -----------                            ----------
               4,178,729                             4,178,729

Warrants to purchase 1,483,729 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

During the year ended March 31, 2003, the Company granted warrants to purchase 600,000 common shares at $1.10 per share to a consultant for services valued at $408,327.

During July 2002, the Company issued 21 shares of common stock upon a shareholder exercising Class A warrants to purchase common stock at $1.00 per share.

Stock Option Plan   In October 2000, the Company adopted a Stock Option Plan
which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

Stock Options   During the period presented in the accompanying financial
statements, the Company has granted options under the 2000 Stock Option Plan (the Plan), and other agreements. The Company accounts for stock options in accordance Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation." For stock options issued to employees and directors the Company has elected the disclosure-only provisions of SFAS 123. Options issued to all others are valued at their fair values and expensed over their respective vesting periods.

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at March 31, 2003 and 2002, and changes during the years then ended is presented below:
                                    March 31, 2003          March 31, 2002
                               _______________________ ______________________
                                      Weighted Average       Weighted Average
                               Shares   Exercise Price Shares  Exercise Price
                               _______ _______________ ______ _______________
 Outstanding at beginning of
 period                        650,000 $          1.44 525,000 $         1.57
 Granted                             -               - 125,000 $          .89
 Exercised                           -               -       -              -
 Forfeited                           -               -       -              -
 Expired                             -               -       -              -
                               ------- --------------- ------- --------------
 Outstanding at end of Period  650,000 $          1.44 650,000 $         1.44
                               ------- --------------- ------- --------------
 Weighted average fair value
 of options granted during the
 year                                - $             - 125,000 $          .80
                               ------- --------------- ------- --------------

The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the year ended March 31, 2002, risk-free interest rates of 4.76% expected dividend yields of zero, expected life of 5 years, and expected volatility 143%.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2003, are presented in the table below:

                            Options Outstanding           Options Exercisable
            _______________________________________ _________________________
                                           Weighted-
  Range of               Weighted-Average   Average          Weighted-Average
  Exercise     Number       Remaining      Exercise   Number      Exercise
   Prices    Outstanding Contractual Life   Price   Exercisable    Price
  _________ ____________ ________________ _________ __________ ______________
  $.86-1.00  350,000        2.7 years      $    .96   300,000    $    .98
  $  2.00    300,000        7.4 years      $   2.00   300,000    $   2.00
            ------------                            ----------
             650,000                                  600,000

During the year ended March 31, 2002, the Company granted options to purchase 125,000 common shares at $.86 to $1.10 per share to consultants for services valued at $100,204.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $454,000 and a state net operating loss carryover of approximately $557,000 at March 31, 2003.

At March 31, 2003 and 2002, the total of all deferred tax assets was approximately $276,000 and 139,000, respectively. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $276,000. The net change in the valuation allowance for the year ended March 31, 2003 was an increase of approximately $137,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                  March 31,  March 31,
                                                      2003      2002
                                               ------------ -----------
       Excess of tax over financial
         accounting depreciation               $     10,683 $     8,854
       Allowance for obsolete inventory              31,071       9,959
       Allowance for bad debt                        45,377      13,942
       Net operating loss carryover - state          32,509      43,366
       Net operating loss carryover - federal       154,232     217,482
       Contribution carryover                         1,898       1,699

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                  March 31,  March 31,
                                                      2003      2002
                                                  __________ ___________
       Computed tax at the expected
         federal statutory rate                      34.00%     34.00%
       State income taxes, net of federal benefit     5.83       5.83
       Compensation due to options/warrants         (23.48)    (22.09)
       Valuation allowance                          (17.67)    (18.99)
       Other                                          1.32       1.25
                                                  __________ ___________
       Effective income tax rates                     0.00%      0.00%
                                                  __________ ___________

The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                  March 31,  March 31,
                                                      2003      2002
                                                  __________ __________
       Current income tax expense:
             Federal                              $        - $        -
             State                                         -          -
                                                  __________ __________
       Net current tax expense                    $        - $        -
                                                  __________ __________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                            $   (7,188)$   (5,359)
        Contribution carryover                          (418)      (219)
        Net operating loss                           (84,954)  (159,060)
        Valuation allowance                          137,010    156,542
        Allowance for obsolete inventory             (21,112)   156,542
        Allowance for bad debts                      (23,338)     8,096
                                                   _________  _________
       Net deferred tax expense                    $       -  $       -
                                                   _________  _________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   LOSS PER SHARE

The following data show the amounts used in computing (loss) per share of common stock for the period presented:
                                                   For the Year Ended
                                                        March 31,
                                                    ___________________
                                                     2003       2002
                                                   _________  _________

   Loss available to common shareholders
     (Numerator)                                   $(775,484) $(256,037)
                                                   _________  _________

   Weighted average number of common shares
    outstanding used in loss per share during
    the period (Denominator)                       8,550,616  8,550,000
                                                   _________  _________

Diluted earnings (loss) per share were not presented as its effect would be anti-dilutive. At March 31, 2003, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.70 - $2.00 per share and warrants to purchase 4,178,729 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of loss per share because their effects are anti-dilutive.

NOTE 13   RELATED PARTY TRANSACTIONS

Sales - During the year ended March 31, 2003, a customer in which the President of the Company owns approximately 15%, accounted for approximately 10% of the Company's total sales.

Notes payable   An officer of the Company has provided a loan to the Company, which has a principal balance of $20,610 and accrued interest of $2,127 at March 31, 2003. During the year ended March 31, 2003 and 2002, the Company expensed $2,127 and $1,753, respectively in interest expense on the note payable to the related party.

Line of credit   Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At March 31, 2003, the line of credit had a balance of $230,280. During the year ended March 31, 2003 and 2002, the Company expensed $25,295 and $7,765, respectively in interest related to the line of credit. The Company also expensed $97,896 as interest expense related to warrants issued related to the line of credit agreement. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   CONCENTRATIONS

Sales - During the year ended March 31, 2003, the Company had three significant customers which accounted for 46%, 10%, and 10% and of sales.

During the year ended March 31, 2002, the Company had one significant customer which accounted for 57% of sales.

Supplier - The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

Accounts Receivable   At March 31, 2003, the Company had two customers which
accounted for 50% and 21% of the Company's accounts receivable balances.

NOTE 15   SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2003, the Company paid the remaining note payable balance of $20,110 owed to the president and shareholder of the Company with related accrued interest of approximately $2,127.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None; not applicable.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Our directors and executive officers are as follows:

     Name                            Age   Position
William P. Spencer                    50   Chief Executive Officer, President
                                           and Director
Debra L. Spencer                      51   Secretary, Treasurer and Director
Patrick S. Millsap, Ph.D.             50   Vice President - Marketing
Derek C. Boosey                       60   Vice President - International
Peter H. Antoniou, Ph.D.              42   Director

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

     Patrick S. Millsap has served as vice-president of marketing since May 1999. From January 1990 until May 1999, he was employed by Natural Alternatives International, Inc. as a senior account manager. From 1988 to 1990, Patrick Millsap was director of marketing for Sonergy, Inc., a vitamin distributor. Patrick Millsap graduated in 1990 from San Diego State University with a B.A. degree in history. He received a certificate of international business from the University of San Diego in 1996.

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

       Kenneth Cole, serves as a speaker and marketing consultant to Imagenetix. Ken Cole is a dual Olympian in basketball, and as a coach, his teams' won 13 national Australian titles. In 2000, Mr. Cole carried the Olympic torch in the Sydney torch relay and was awarded the Australian Sports Medal of Honor. Ken Cole was appointed Secretary for the Australian Council for Health, Physical Education and Recreation. Ken Cole is an internationally recognized motivational speaker.

Item 10.  Executive Compensation.

     We do not have employment agreements with any of our officers. We currently pay Mr. Spencer an annual salary of $90,000 and provide him with health insurance benefits. For the years ended March 31, 2003 and 2002, we paid Mr. Spencer total compensation of $61,691 and $60,000, respectively, all of which was salary. No bonuses, stock options or other forms of compensation were paid to him.

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

Liability and Indemnification of Officers and Directors

     Our Articles of Incorporation provides that our directors will not be liable for monetary damages for breach of their fiduciary duty as directors, other than the liability of a director for:

     * A breach of the director's duty of loyalty to our company or our stockholders;
     * Acts or omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law;
     * Willful or negligent declaration of an unlawful dividend, stock purchase or redemption; or
     * Transactions from which the director derived an improper personal benefit.

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

Compliance with Section 16(a) of the Exchange Act

     No reports are required to be filed by members of management or other shareholders because we file our reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information concerning our common stock ownership as of this date, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 16935 West Bernardo Drive, Suite 101, San Diego, California 92127. Assuming that there are 13,333,750 outstanding shares, 8,555,021 of which are common stock outstanding, 4,178,729 of which are shares underlying outstanding warrants and 500,000 shares underlying outstanding options which are currently exerciseable:

        Name of                        Amount of          Percent of Ownership
    Beneficial Owner           Beneficial Ownership(1)(2)    Before Offering
    ----------------           --------------------------    ---------------
William P. and Debra L. Spencer
(3)                                     3,050,000                 22.9%

Dr. Peter H. Antoniou                      15,000                    *
Gary J. McAdam (4)                      2,766,483                 20.7%
James Scibelli (5)                        893,000                  6.7%
All officers and directors
    as a group (5 persons)              6,724,483                 50.4%

*Represents less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3) Comprised of 2,800,000 shares and 250,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4) Comprised of 1,433,112 shares and 1,333,371 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5) Includes 305,000 shares and 568,000 common stock purchase warrants, all of which are owned by entities controlled by Mr. Scibelli.

Item 12.  Certain Relationships and Related Transactions.

       In 1999 William P. and Debra Spencer, officers, directors and principal shareholders of our company, loaned us $288,500 for operating expenses, evidenced by promissory notes bearing interest at 10% per annum. In 2000 the Spencers agreed to extend the notes until July 2002. In consideration of the extension of the notes, we issued to the Spencers in May 2001 options to purchase 225,000 shares of our common stock for $1.00 per share until September 2005. In March 2001 the Spencers reduced the amount due on the notes by $150,000 to reimburse us for expenses we advanced on their behalf. We repaid the loan in 2002.

       In October 2001 we entered into a line of credit agreement with Messrs. McAdam and Scibelli, two of our principal stockholders, under which they agreed to advance us up to $1,000,000 for working capital secured by our accounts receivables, inventory, property and equipment, and bearing interest at 12% per annum. As additional consideration for the line of credit, we issued to them a total of 250,000 Class E warrants exercisable at $.70 each until October 2006. At March 31, 2003 we owed $230,280 under the line of credit.

       William P. Spencer owns 15% of the outstanding stock of Integris, one of our larger customers. For the year ended March 31, 2003, Integris accounted for 10% of our sales.

       In July 2002 we entered into an exclusive supply and distribution agreement ("Agreement") with ChiRx, Inc., a company in which Mr. McAdam is an officer and director and in which a family trust is a principal shareholder and pursuant to which we granted ChiRx the exclusive right to market our Celadrin(TM) products through chiropractors worldwide for at least five years at prices set forth in a schedule to the Agreement. GJM Trading Partners, Ltd, an entity controlled by Mr. McAdam, had previously secured certain Infomercial, E-Commerce, mass market and newsletter marketing rights from Imagenetix.

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

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     None

Exhibits

     Exhibit No.    Title

                3.01     Articles of Incorporation of the Registrant (1)
                3.02     Bylaws of the Registrant (1)
                3.03     Amendment to Articles of Incorporation (Name change)
                         (2)
               10.01     Celadrin(TM)Supply Agreement with Organic
                         Technologies (2)
               10.02     Agreement with Natrol (2)
               10.03 Supply and Distribution Agreement with The Enrich Corporation (Unicity) (2)
               10.04     Office Lease (2)
               10.05     Security Agreement (2)
               10.06     Exchange Agreement dated March 23, 1999 (1)
               10.07     Agreement with Tony and Alicia Gwynn (2)
               10.08     Agreement with J Paul Consulting Corp. (2)
               10.09     Line of Credit Agreement (2)
               10.10     Modification to Enrich (Unicity) Agreement (2)
               10.11     Exclusive Supply and Distribution Agreement
                         (Sanavive)
               10.12 Exclusive Supply and Distribution Agreement (Newport Bioceuticals)
               10.13     Exclusive Supply and Distribution Agreement (ChiRx,
                         Inc.)

(1) Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2) Incorporated by reference to our Registration Statement on Form SB-2, file number 333-71756 declared effective on March 4, 2002.

                            SIGNATURES

     In accordance with Section 13 or 15(d)of the Exchange Act, the Company caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                IMAGENETIX, INC.



Date:  July 14, 2003                    By:  /s/  William P. Spencer
                                        William P. Spencer,
                                        Chief Executive Officer,
                                        President and Director


Date:  July 14, 2003                    By:  /s/  Debra L. Spencer
                                        Debra L. Spencer
                                        Secretary/Treasurer,
                                        Chief Financial Officer,
                                        Principal Accounting Officer
                                        and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William P. Spencer, President and Chief Executive Officer of Imagenetix, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 14, 2003                Signature:/s/William P. Spencer
                                     William P. Spencer
                                     Chief Executive Officer and President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Debra L. Spencer, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer of Imagenetix, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 14, 2003                Signature:/s/Debra L. Spencer
                                     Debra L. Spencer
                                     Chief Financial Officer and
                                     Secretary/Tresurer