Form 10KSB/A
period 2003-03-31
IMAGENETIX INC /NV/
filed 2003-07-17
CIK 839441

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

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     None

Exhibits

     Exhibit No.    Title

                3.01     Articles of Incorporation of the Registrant (1)
                3.02     Bylaws of the Registrant (1)
                3.03     Amendment to Articles of Incorporation (Name change)
                         (2)
               10.01     Celadrin(TM)Supply Agreement with Organic
                         Technologies (2)
               10.02     Agreement with Natrol (2)
               10.03 Supply and Distribution Agreement with The Enrich Corporation (Unicity) (2)
               10.04     Office Lease (2)
               10.05     Security Agreement (2)
               10.06     Exchange Agreement dated March 23, 1999 (1)
               10.07     Agreement with Tony and Alicia Gwynn (2)
               10.08     Agreement with J Paul Consulting Corp. (2)
               10.09     Line of Credit Agreement (2)
               10.10     Modification to Enrich (Unicity) Agreement (2)
               10.11     Exclusive Supply and Distribution Agreement
                         (Sanavive)
               10.12 Exclusive Supply and Distribution Agreement (Newport Bioceuticals)
               10.13     Exclusive Supply and Distribution Agreement (ChiRx,
                         Inc.)
               21.1      Subsidiaries

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

                                IMAGENETIX, INC.



Date:  July 17, 2003                    By:  /s/  William P. Spencer
                                        William P. Spencer,
                                        Chief Executive Officer,
                                        President and Director


Date:  July 17, 2003                    By:  /s/  Debra L. Spencer
                                        Debra L. Spencer
                                        Secretary/Treasurer,
                                        Chief Financial Officer,
                                        Principal Accounting Officer
                                        and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William P. Spencer, President and Chief Executive Officer of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this amended Annual Report on Form 10-KSB/A-1 of Registrant;

     2. Based on my knowledge, this amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended Annual Report (the "Evaluation Date"); and

     c) presented in this amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 17, 2003                Signature:/s/William P. Spencer
                                     William P. Spencer
                                     Chief Executive Officer and President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Debra L. Spencer, Secretary/Treasurer, Chief Financial Officer and Principal Accounting Officer of Imagenetix, Inc. (the "Registrant"), certify that:

     1. I have reviewed this amended Annual Report on Form 10-KSB/A-1 of the Registrant;

     2. Based on my knowledge, this amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended Annual Report (the "Evaluation Date"); and

     c) presented in this amended Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this amended Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  July 17, 2003                Signature:/s/Debra L. Spencer
                                     Debra L. Spencer
                                     Chief Financial Officer and
                                     Secretary/Tresurer