Form 10QSB
period 2003-06-30
IMAGENETIX INC /NV/
filed 2003-08-19
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                             June 30, 2003

                    Common Voting Stock - 8,555,021 shares

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2003

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           June 30, 2003 and March 31, 2003                         1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three months ended
           June 30, 2003 and 2002                                   2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the three months ended June 30, 2003
           and 2002                                             3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                              June 30,       March 31,
                                                2003           2003
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                               $    139,051   $    263,930
  Account receivable, net                         549,098        615,412
  Inventory, net                                  848,076        700,093
  Prepaid expenses                                  5,000          5,000
                                             ____________   ____________
        Total Current Assets                    1,541,225      1,584,435

PROPERTY AND EQUIPMENT, net                        86,903         94,315

OTHER ASSETS                                       70,813         52,198
                                             ____________   ____________
                                             $  1,698,941   $  1,730,948
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    352,600  $     447,498
  Accrued liabilities                              23,583         26,084
  Customer Deposits                                25,970         25,970
  Income tax payable                               27,839         20,173
  Notes payable-related party                           -         20,610
  Current portion of capital leases                 2,467          2,711
  Line of credit-related party                    232,671        230,280
                                             ____________   ____________
        Total Current Liabilities                 665,130        773,065

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                              -            373
                                             ____________   ____________
        Total Liabilities                         665,130        773,438
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,555,021 shares issued
   and outstanding                                  8,555          8,555
  Capital in excess of par value                2,273,756      2,273,756
  Retained earnings                            (1,248,500)    (1,324,801)
                                             ____________   ____________
        Total Stockholders' Equity              1,033,811        957,570
                                             ____________   ____________
                                             $  1,698,941   $  1,730,948
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: The balance sheet as of March 31, 2003 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three
                                                    Months Ended
                                                      June 30,
                                            __________________________
                                                  2003         2002
                                            ____________   ___________
NET SALES                                    $   928,185   $   961,554

COST OF GOODS SOLD                               473,746       664,182
                                            ____________   ___________
GROSS PROFIT                                     454,439       297,372

EXPENSES:
  General and administrative                     163,413       157,226
  Consulting expense                              80,140       421,339
  Payroll expense                                120,403        89,091
                                            ____________   ___________
      Total Expenses                             363,956       767,656
                                            ____________   ___________
OPERATING INCOME (LOSS)                           90,483      (470,284)
                                            ------------   -----------
OTHER INCOME (EXPENSE):
  Interest income                                      1             2
  Interest (expense)                              (6,517)      (31,296)
                                            ____________   ___________
        Total Other Income (Expense)              (6,516)      (31,294)
                                            ____________   ___________
INCOME BEFORE INCOME TAXES                        83,967      (501,578)

CURRENT TAX EXPENSE                                7,666             -

DEFERRED TAX EXPENSE (BENEFIT)                         -             -
                                            ____________   ___________
NET INCOME                                  $    76,301    $  (501,578)
                                            ============   ===========
EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss) per common share    $        .01   $      (.06)
                                            ============   ===========
  Diluted earnings (Loss) per common share  $        .01   $       N/A
                                            ============   ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        [Unaudited]

                                                       For the Three
                                                       Months Ended
                                                         June 30,
                                              ______________________________
                                                      2003        2002
                                              _______________  _____________
Cash Flows from Operating Activities:
  Net income (loss)                           $        76,301   $   (501,578)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense                 7,992          7,861
    Change in inventory allowance                      16,231              -
    Non-cash expense                                        -        432,801
    Changes in assets and liabilities:
      (Increase) decrease in account receivable        66,314       (163,113)
      (Increase) decrease in inventory               (164,214)       163,960
      (Increase) in other assets                            -         13,256
      Increase (decrease) in accounts payable         (94,897)      (107,408)
      (Decrease) in accrued liabilities                (2,501)        (6,308)
      (Decrease) in customer deposits                     261          1,434
      (Decrease) in income tax payable                  7,666           (800)
                                              ______________   _____________
        Net Cash Provided by Operating
        Activities                                   (86,847)       (159,895)
                                              ______________   _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                          -               -
  Purchase of other assets                           (19,195)              -
                                              ______________   _____________
        Net Cash (Used) by Investing Activities      (19,195)              -
                                              ______________   _____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party          (20,610)              -
  Payments on capital leases                            (618)           (903)
  Proceeds from line of credit                         2,391            (326)
                                              ______________   _____________
        Net Cash (Used) by Financing Activities      (18,837)         (1,229)
                                              ______________   _____________
Net Increase (Decrease) in Cash                     (124,879)       (161,124)

Cash at Beginning of Period                          263,930         303,986
                                              ______________   _____________
Cash at End of Period                         $      139,051   $     142,862
                                              ==============   =============

                           [Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Three
                                                      Months Ended
                                                        June 30,
                                              _____________________________
                                                    2003        2002
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        4,675 $        6,822
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended June 30, 2003

    None

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

On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition.

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At June 30, 2003, the Company had $107,909 in cash balances in excess of federally insured limits.

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

Trademarks   Costs of purchasing trademarks are amortized on a straight-line basis over 17 1/2 years.

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

Revenue Recognition   Revenue is recognized when the product is shipped. The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at June 30, 2003.

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

Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                                 June 30,
                                                                  2003
                                                                __________
          Accounts receivable - trade                           $  644,164
          Allowance for doubtful accounts                          (95,066)
                                                                __________
                  Accounts receivable, net                      $  549,098
                                                                __________

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 3   INVENTORY

Inventory consists of the following at:
                                                             June 30,
                                                               2003
                                                           ___________
          Raw Materials                                    $   610,162
          Finished product                                      68,251
          Boxes, labels, tubes, & bottles                      263,894
          Reserve for obsolete inventory                       (94,231)
                                                           ___________
                  Total Inventory                          $   848,076
                                                           ___________

The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                               June 30,
                                                                 2003
                                                              __________
       Lease-hold improvements                                $  110,597
       Office equipment                                           45,807
       Leased equipment                                           21,341
       Less accumulated depreciation                             (90,842)
                                                              __________
                                                              $   86,903
                                                              __________

Depreciation expense for the three months ended March 31, 2003 and 2002 was $7,412 and $7,187, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                               June 30,
                                                                 2003
                                                              __________
       Trademarks                                             $   28,060
       Globestar                                                   3,675
       Less Amortization                                          (3,445)
                                                              __________
                                                              $   28,290
                                                              __________

For the three months ended June 30, 2003 and 2002 amortization expense was $580 and $674, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At June 30, 2003 and 2002 the amounts included in "Other Assets" on the face of the balance sheet were $16,700 and $13,266, respectively.

Prepaid expenses - At June 30, 2003, the Company has prepaid legal fees to two legal consultants in the amounts of $23,323 and $2,500, for a total of $25,823. The total of $25,823 is included in "Other Assets" on the face of the balance sheet.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   NOTES PAYABLE   RELATED PARTY

During April 2003, the Company paid $22,736 to a related party which paid the balance of $20,610 in notes payable and $2,126 in interest payable.

NOTE 7   LINE OF CREDIT   RELATED PARTY

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

At June 30, 2003, the balance owing on the line of credit was $232,671. During the three months ended June 30, 2003 and 2002 the Company recorded interest expense of $7,344 and $29,748 in connection with the line.

The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

NOTE 8   LEASES OBLIGATIONS

Capital Lease   The following schedule details equipment purchased under
capital leases as of:
                                                              June 30,
                                                                2003
                                                             ___________
          Leased equipment                                   $    21,341
          Less accumulated depreciation                          (17,749)
                                                             ___________
                                                             $     3,592
                                                             ___________

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LEASES OBLIGATIONS [Continued]

Depreciation expense on capital leases for the three months ended June 30, 2003 and 2002 amounted to $1,063 and $1,063, respectively.

Total future minimum lease payments and current portion of capital lease obligations are as follows:

                     March 31,                      Principal Payments
                  ______________                    __________________
                       2004                                 $    2,467
                       2005                                          -
                       2006                                          -
                       2007                                          -
                       2008                                          -
                                                            __________
                                                                 2,467
     Less:  current portion                                      2,467
                                                            __________
     Capital lease obligations   long-term                  $        -
                                                            __________

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the three months ended June 30, 2003 and 2002 amounted to $50,100 and $45,669, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                March 31,                            Rental Payments
               __________                             _____________
                  2004                                $     204,300
                  2005                                      212,400
                  2006                                      108,300
                  2007                                            -
                  2008                                            -
                                                      _____________
                                                      $     525,000
                                                      _____________

Sublease   The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis. At June 30, 2003, the Company has recorded $23,323 in prepaid legal services.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   COMMITMENTS AND CONTINGINCIES

Consulting agreement   The Company entered into a spokesperson agreement with
Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agreed to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement called for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two-year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest immediately and are scheduled to be exercisable at 50,000 on April 15, 2002 and 50,000 on April 15, 2003. The Company recorded the fair value of $77,634 for the options as marketing expense. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 has been recorded as legal expense.

During the three months ended June 30, 2003 and 2002, the Company expensed $6,000 and $18,000, respectively, related to this agreement.

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

NOTE 10   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003.

Common Stock   The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At June 30, 2003, the Company had 8,555,021 shares of common stock issued and outstanding.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

Warrants   A summary of the status of the warrants granted under various agreements at June 30, 2003 and 2002, and changes during the years then ended is presented below:

                                    June  30, 2003           June 30, 2002
                               ______________________________________________
                                      Weighted Average        Weighted Average
                               Shares  Exercise Price  Shares   Exercise Price
                               ______ ________________ ______ ________________
  Outstanding at beginning of
  period                      4,178,729    $  1.22   3,283,750   $    1.24
  Granted                             -          -     600,000   $    1.10
  Exercised                           -          -           -           -
  Forfeited                           -          -           -           -
  Expired                             -          -           -           -
                              _________    _______   _________   _________
  Outstanding at end of
  Period                      4,178,729    $  1.22   4,178,729   $    1.22
                              _________    _______   _________   _________
  Weighted average fair value
  of options granted during
  the year                            -    $     -           -   $       -
                              _________    _______   _________   _________

The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months June 30, 2002 risk-free interest rates of 4.01%, expected dividend yields of zero, expected life of 5 years, and expected volatility 116%.

A summary of the status of the warrants granted under the various agreements at June 30, 2003, are presented in the table below:

                 Warrants Outstanding                   Warrants Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
  $.70       250,000     3.25 years    $  .70          250,000    $    .70
$1.00-1.10 3,053,729     2.50 years    $ 1.05        3,053,729    $   1.05
$1.75-2.00   875,000     2.25 years    $ 1.96          875,000    $   1.96
           _________                                 _________
           4,178,729                                 4,178,729

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

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

During the three months ended June 30, 2002, the Company granted warrants to purchase 600,000 common shares at $1.10 per share to a consultant for services valued at $408,327.

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

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at June 30, 2003 and 2002, and changes during the years then ended is presented below:

                                        June 30, 2003       June 30, 2002
                                _____________________________________________
                                       Weighted Average      Weighted Average
                                Shares  Exercise Price Shares Exercise Price
                                ______ _______________ ______ _______________
  Outstanding at beginning of
  period                       650,000      $  1.44   650,000     $  1.44
  Granted                            -            -         -           -
  Exercised                          -            -         -           -
  Forfeited                          -            -         -           -
  Expired                            -            -         -           -
                               _______      _______   _______     _______
  Outstanding at end of Period 650,000      $  1.44   650,000     $  1.44
                               _______      _______   _______     _______
  Weighted average fair value
  of options granted during
  the year                           -      $     -         -     $     -
                               _______      _______   _______     _______

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2003, are presented in the table below:

                  Options Outstanding                     Options Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
$.86-1.00  350,000     2.50 years     $  .96        350,000     $     .98
$    2.00  300,000     7.25 years     $ 2.00        300,000     $    2.00
           _______                                  _______
           650,000                                  600,000

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $375,000 and a state net operating loss carryover of approximately $482,000 at June 30, 2003.

At June 30, 2003, the total of all deferred tax assets was approximately $246,000. The total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $246,000. The net change in the valuation allowance for the three months ended June 30, 2003 was an increase of approximately $30,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,  June 30,
                                                      2003      2002
                                                  __________________
       Excess of tax over financial
         accounting depreciation                  $ 12,709  $  5,409
       Allowance for obsolete inventory             37,536     9,959
       Allowance for bad debt                       37,869    12,775
       Net operating loss carryover - state         28,105    25,033
       Net operating loss carryover - federal      127,354   111,144
       Contribution carryover                        1,943     1,699
                                14

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                    June 30,  June 30,
                                                      2003      2002
                                                  __________________
       Computed tax at the expected
         federal statutory rate                     34.00%    34.00%
       State income taxes, net of federal benefit    5.83      5.83
       Compensation due to options/warrants             -    (34.37)
       Valuation allowance                         (36.03)    (5.43)
       Other                                         5.33      (.03)
                                                  __________________
       Effective income tax rates                    9.13%     0.00%
                                                  __________________

The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                    June 30,  June 30,
                                                      2003      2002
                                                  __________________
       Current income tax expense:
             Federal                              $       -  $     -
             State                                    7,666        -
                                                  __________________
       Net current tax expense                    $   7,666  $     -
                                                  __________________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                            $  (2,025) $(1,913)
        Contribution carryover                          (45)    (219)
        Net operating loss                           31,281  (34,389)
        Valuation allowance                         (30,254)  27,258
        Allowance for obsolete inventory             (6,465)       -
        Allowance for bad debts                       7,508    9,263
                                                   _________________
       Net deferred tax expense                    $      -  $     -
                                                   _________________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing (loss) per share of common stock for the period presented:
                                               For the Three Months Ended
                                                        June 30,
                                               __________________________
                                                     2003       2002
                                               _________        _________

   Net Income (Loss) available to common
   shareholders (Numerator)                    $  76,301       $ (501,578)
                                               _________        _________

   Weighted average number of common shares
    outstanding used in earnings (loss) per
    share during the period (Denominator)      8,550,021        8,550,000
                                               _________        _________
   Effect of dilutive securities:
     Options                                      11,930              N/A

   Weighted average number of common shares
    outstanding used in dilutive earnings
    (loss) per share during the period
    (Denominator)                              8,561,951              N/A
                                               _________        _________

At June 30, 2003, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.86 - $2.00 per share and warrants to purchase 3,928,729 shares of common stock at prices ranging from $1.00 - $2.00 per share that were not included in the computation of loss per share because their effects are anti-dilutive (the option/warrant exercise price was higher than the average market price).

At June 30, 2002 diluted earnings (loss) per share were not presented as its effect would be anti-dilutive

NOTE 13   RELATED PARTY TRANSACTIONS

Notes payable   During the three months ended June 30, 2003, the Company paid
$22,736 to an officer of the Company, which represented payment in full on a note payable of with a balance of $20,610 and accrued interest of $2,216.

Line of credit   Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At June 30, 2003, the line of credit had a balance of $232,671. During the three months ended June 30, 2003 and 2002, the Company expensed $7,344 and $29,748, respectively in interest related to the line of credit. The Company also expensed $97,896 as interest expense related to warrants issued related to the line of credit agreement. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   CONCENTRATIONS

Sales - During the three months ended June 30, 2003, the Company had three significant customers which accounted for 31%, 12%, and 11% and of sales.

For the three months ended June 30, 2002, the Company had two significant customers which accounted for 53% and 14% of sales

Supplier - The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

Accounts Receivable   At June 30, 2003, the Company had two customers which
accounted for 36% and 16% of the Company's accounts receivable balances.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation.
------------------

     We develop, formulate and market on a private label basis innovative, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies conducted at our request and are offered primarily to network marketing companies and mass market distributors that sell to the large retail chains and to the retail chains themselves. A key part of our marketing strategy is our ability to provide our customers with what we refer to as a "turnkey" approach to the marketing of our products. Our "turnkey" approach provides:

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

Results of Operations.
----------------------

          Three months ended June 30, 2003 and June 30, 2002.
          ---------------------------------------------------

     Net sales for the three month period ending June 30, 2003, were $928,185, or a decrease of 3%, compared to the same three month period ending June 30, 2002. We experienced a decrease in the cost of goods sold, as a percentage of net sales to 51% compared to 69%, for the three month period ending June 30, 2002. This decrease was in part due to an increase in sales of our higher profit margin over-the-counter, topical cream product.

     Selling, general, and administrative expenses for the three month period ending June 30, 2003, were $363,956 compared to $767,656 for the three month period ending June 30, 2002. Net Income from operations was $76,301 for the three months ended June 30, 2003, compared to a net loss of $501,578 for the quarter ended June 30, 2002. During the quarter ending June 30, 2002, we incurred a one time expense associated with the issuance of warrants in the amount of $408,327.

Liquidity.
----------

     Our net working capital position as of June 30, 2003, was $876,095, compared to $811,370 for the period ending June 30, 2002.

     We still relied upon a limited number of clients that comprise the majority of our sales. The loss of any of our top clients could have a material adverse impact on the operations and financial condition of our Company.

     Our three largest customers accounted for 31%, 12% and 11% of our net sales for the three months ended June 30, 2003.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of August 18, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 18, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          We have been named as a defendant in one currently pending lawsuit alleging that a product containing ephedra caused injuries and/or damages. We have denied any and all alleged wrongdoing and intends to vigorously defend this lawsuit. Although ultimate liability cannot be determined at the present time, we believe that the amount of any such liability, if any, from this action will not have a material adverse effect on its results of operations or financial condition.

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

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

          31.1 302 Certification of William P. Spencer

          31.2 302 Certification of Debra L. Spencer

          32   906 Certification

          (b)  Reports on Form 8-K.

          None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGENETIX, INC.


Date: 8/19/03                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 8/19/03                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director