Form 10QSB
period 2003-09-30
IMAGENETIX INC /NV/
filed 2003-11-14
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                           September 30, 2003

                    Common Voting Stock - 8,711,152 shares

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2003

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           September 30, 2003 and March 31, 2003                    1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and six months ended
           September 30, 2003 and 2002                              2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the six months ended September 30, 2003
           and 2002                                             3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                                 5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                           September 30,       March 31,
                                                2003           2003
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                               $    190,732   $    263,930
  Account receivable, net                         636,823        615,412
  Inventory, net                                  960,334        700,093
  Prepaid expenses                                  5,000          5,000
                                             ____________   ____________
        Total Current Assets                    1,792,889      1,584,435

PROPERTY AND EQUIPMENT, net                        84,828         94,315

OTHER ASSETS                                       72,209         52,198
                                             ____________   ____________
                                             $  1,949,926   $  1,730,948
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    403,409  $     447,498
  Accrued liabilities                              23,584         26,084
  Customer Deposits                                50,156         25,970
  Income tax payable                               31,417         20,173
  Notes payable-related party                           -         20,610
  Current portion of capital leases                 1,856          2,711
  Line of credit-related party                    235,710        230,280
                                             ____________   ____________
        Total Current Liabilities                 746,132        773,065

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                              -            373
                                             ____________   ____________
        Total Liabilities                         746,132        773,438
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,711,152 shares issued
   and outstanding                                  8,711          8,555
  Capital in excess of par value                2,429,731      2,273,756
  Retained earnings                            (1,234,648)    (1,324,801)
                                             ____________   ____________
        Total Stockholders' Equity              1,203,794        957,570
                                             ____________   ____________
                                             $  1,949,926   $  1,730,948
                                             ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note: The balance sheet as of March 31, 2003 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three      For the Six
                                       Months Ended       Months Ended
                                       September 30,      September 30,
                                  ____________________  ____________________
                                  2003       2002       2003      2002
                                  _________  _________  _________ __________
NET SALES                         $ 928,481  $ 607,526 $1,856,666 $1,569,080

COST OF GOODS SOLD                  524,454    469,843    998,200  1,134,025
                                  _________  _________  _________  _________
GROSS PROFIT                        404,027    137,683    858,466    435,055

EXPENSES:
  General and administrative        203,215    191,915    366,628    349,643
  Payroll expense                   100,498     97,781    220,901    186,873
  Professional fees                  74,534    129,168    154,674    241,677
  Non-cash consulting expense             -          -          -    408,327
                                  _________  _________  _________  _________
        Total Expenses              378,247    418,864    742,203  1,186,520
                                  ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)              25,780   (281,181)   116,263   (751,465)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                         1          2          2          4
  Interest (expense)                 (8,351)   (33,928)   (14,868)   (65,224)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                    (8,350)   (33,926)   (14,866)   (65,220)
 (3,553)
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES    17,430   (315,107)   101,397   (816,685)

CURRENT TAX EXPENSE (BENEFIT)         3,578          -     11,244          -

DEFERRED TAX EXPENSE (BENEFIT)            -          -          -          -
                                  _________  _________  _________  _________
NET INCOME (LOSS)                 $  13,852  $(315,107) $  90,153  $(816,685)
                                  =========  =========  =========  =========
BASIC EARNINGS (LOSS) PER COMMON
SHARE                             $     .00  $    (.04) $     .01  $    (.10)
                                  =========  =========  =========  =========
DILUTED EARNINGS (LOSS) PER COMMON
SHARE                             $     .00  $     N/A  $     .01  $     N/A
                                  =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents


                                                        For the Three
                                                         Months Ended
                                                         September 30,
                                                 __________________________
                                                       2003         2002
                                                 ____________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                           $        90,153   $   (816,685)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense                10,671         15,378
    Change in inventory allowance                      16,231              -
    Change in receivable allowance                    (24,286)       (20,324)
    Non-cash expense                                        -        408,327
    Changes in assets and liabilities:
      (Increase) decrease in account receivable         2,875        (82,609)
      (Increase) decrease in inventory               (276,472)       262,220
      (Increase) in receivable-employee                     -         (9,000)
      Decrease in other assets                              -         62,204
      (Decrease) in accounts payable                  (44,088)       (42,446)
      Increase in accrued liabilities                  (2,500)        (5,788)
      Increase in customer deposits                    24,447         11,938
      Increase (decrease) in income tax payable        11,244           (800)
                                               ______________  _____________
        Net Cash (Used) by Operating
        Activities                                   (191,725)      (217,585)
                                              ______________   _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                          -               -
  Purchase of other assets                           (21,195)              -
                                              ______________   _____________
        Net Cash (Used) by Investing Activities      (21,195)              -
                                              ______________   _____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party          (20,610)              -
  Payments on capital leases                          (1,229)         (1,628)
  Proceeds from line of credit                         5,430          52,482
  Proceeds from exercise of warrants                 156,131               -
                                              ______________   _____________
        Net Cash Provided by Financing Activities    139,722          50,854
                                              ______________   _____________
Net Increase (Decrease) in Cash                      (73,198)       (166,731)

Cash at Beginning of Period                          263,930         303,986
                                              ______________   _____________
Cash at End of Period                         $      190,732   $     137,255
                                              ==============   =============

                           [Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Six
                                                      Months Ended
                                                      September 30,
                                              _____________________________
                                                    2003        2002
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $        9,000 $        4,675
    Income taxes                              $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended September 30, 2003

    None

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At September 30, 2003, the Company had $175,111 in cash balances in excess of federally insured limits.

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

Inventory   Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. [See Note 3]

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment   Property and equipment are stated at cost.
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years. [See Note 4]

Trademarks   Costs of purchasing trademarks are amortized on a straight-line basis over 17 1/2 years.

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

Revenue Recognition   Revenue is recognized when the product is shipped. The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at September 30, 2003.

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

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

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

NOTE 2   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                  September 30,
                                                       2003
                                                   __________
          Accounts receivable - trade              $  726,449
          Allowance for doubtful accounts             (89,626)
                                                    _________
                  Accounts receivable, net          $ 636,823
                                                    _________

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 3   INVENTORY

Inventory consists of the following at:
                                                            September 30,
                                                                2003
                                                             ___________
          Raw Materials                                      $   763,628
          Finished product                                        59,678
          Boxes, labels, tubes, & bottles                        260,028
          Reserve for obsolete inventory                        (123,000)
                                                              __________
                  Total Inventory                             $  960,334
                                                              __________

The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                             September 30,
                                                                 2003
                                                               __________
       Lease-hold improvements                                 $  110,597
       Office equipment                                            45,807
       Leased equipment                                            21,341
       Less accumulated depreciation                              (92,917)
                                                                _________
                                                                $  84,828
                                                                _________

Depreciation expense for the six months ended September 30, 2003 and 2002 was $9,488 and $14,405, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                             September 30,
                                                                 2003
                                                               __________
       Trademarks                                              $   30,060
       Globestar                                                    3,675
       Less Amortization                                           (4,049)
                                                                _________
                                                                $  29,686
                                                                _________

For the six months ended September 30, 2003 and 2002 amortization expense was $1,184 and $963, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At September 30, and March 31, 2003 the amounts included in "Other Assets" on the face of the balance sheet were $16,700.

Prepaid expenses - At September 30, 2003, the Company has prepaid legal fees to two legal consultants in the amounts of $23,323 and $2,500, for a total of $25,823. The total of $25,823 is included in "Other Assets" on the face of the balance sheet.

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

At September 30, 2003, the balance owing on the line of credit was $235,710. During the six months ended September 30, 2003 and 2002 the Company recorded interest expense in connection with the line of $14,410 and $48,948, respectively.

The Company has verbally negotiated an extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

NOTE 8   LEASES OBLIGATIONS

Capital Lease   The following schedule details equipment purchased under
capital leases as of:
                                                            September 30,
                                                                2003
                                                             ___________
          Leased equipment                                   $    21,341
          Less accumulated depreciation                          (18,824)
                                                              __________
                                                              $    2,517
                                                              __________

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   LEASES OBLIGATIONS [Continued]

Depreciation expense on capital leases for the six months ended September 30, 2003 and 2002 amounted to $2,138 and $2,129, respectively.

Total future minimum lease payments and current portion of capital lease obligations are as follows:

                    September 30,                    Principal Payments
                  ______________                      ______________
                       2004                                    1,856
                       2005                                        -
                       2006                                        -
                       2007                                        -
                       2008                                        -
                                                          __________
                                                               1,856
     Less:  current portion                                    1,856
                                                          __________
     Capital lease obligations   long-term                $        -
                                                          __________

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the six months ended September 30, 2003 and 2002 amounted to $122,647 and $91,338, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                March 31,                            Rental Payments
               __________                             _____________
                  2004                                $     206,150
                  2005                                      210,300
                  2006                                      162,450
                  2007                                            -
                  2008                                            -
                                                      _____________
                                                      $     578,900
                                                      _____________

Sublease   The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis. At September 30, 2003, the Company has recorded $23,323 in prepaid legal services.

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

During the six months ended September 30, 2003 and 2002, the Company expensed $6,000 and $36,000, respectively, related to this agreement.

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

NOTE 10   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003.

Common Stock   The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At September 30, 2003, the Company had 8,711,152 shares of common stock issued and outstanding.

Subsequent to September 30, 2003, the Company issued 11,000 shares of common stock upon the exercise of warrants at $1.00 per share.

During September 2003, the Company issued 156,131 shares of common stock for proceeds of $156,131. The shares were issued upon a shareholder exercising warrants at $1.00 per share.

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

Warrants   A summary of the status of the warrants granted under various agreements at September 30, 2003 and 2002, and changes during the years then ended is presented below:


                                September 30, 2003        September 30, 2002
                               ______________________________________________
                                      Weighted Average        Weighted Average
                               Shares  Exercise Price  Shares   Exercise Price
                               ______ ________________ ______ ________________
  Outstanding at beginning of
  period                      4,178,729    $  1.22   3,578,750   $    1.24
  Granted                             -          -     600,000   $    1.10
  Exercised                    (156,131       1.00         (21)       1.00
  Forfeited                           -          -           -           -
  Expired                             -          -           -           -
                              _________    _______   _________   _________
  Outstanding at end of
  Period                      4,022,598    $  1.18   4,178,729   $    1.22
                              _________    _______   _________   _________
  Weighted average fair value
  of options granted during
  the year                            -    $     -           -   $       -
                              _________    _______   _________   _________

The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended September 30, 2002 risk-free interest rates of 4.01%, expected dividend yields of zero, expected life of 5 years, and expected volatility 116%.

A summary of the status of the warrants granted under the various agreements at September 30, 2003, are presented in the table below:


                 Warrants Outstanding                   Warrants Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
  $.70       250,000     3.00 years    $  .70          250,000    $    .70
$1.00-1.10 2,897,598     2.25 years    $ 1.05        2,897,598    $   1.05
$1.75-2.00   875,000     2.00 years    $ 1.96          875,000    $   1.96
           _________                                 _________
           4,022,598                                 4,022,598

                     IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

Warrants to purchase 1,327,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

During the six months ended September 30, 2002, the Company granted warrants to purchase 600,000 common shares at $1.10 per share to a consultant for services valued at $408,327.

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

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at September 30, 2003 and 2002, and changes during the years then ended is presented below:


                                    September 30, 2003     September 30, 2002
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
                               _______      _______   _______     _______

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10   CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at September 30, 2003, are presented in the table below:


                  Options Outstanding                     Options Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
$.86-1.00  350,000     2.25 years     $  .96        350,000     $     .98
$    2.00  300,000     7.00 years     $ 2.00        300,000     $    2.00
           _______                                  _______
           650,000                                  600,000


NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $337,000 and a state net operating loss carryover of approximately $482,000 at September 30, 2003.

At September 30, 2003, the total of all deferred tax assets was approximately $242,000. The total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $242,000. The net change in the valuation allowance for the six months ended September 30, 2003 was decrease of approximately $34,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                               September 30, September 30,
                                                    2003       2002
                                                _________   _________
       Excess of tax over financial
         accounting depreciation                $  12,601   $   5,409
       Allowance for obsolete inventory            48,996       9,959
       Allowance for bad debt                      35,702      12,775
       Net operating loss carryover - state        28,105      25,033
       Net operating loss carryover - federal     114,617     111,144
       Contribution carryover                       1,898       1,699

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:

                                               September 30,   September 30,
                                                    2003       2002
                                                  _________  _________
       Computed tax at the expected
         federal statutory rate                      34.00%     34.00%
       State income taxes, net of federal benefit     5.83       5.83
       Compensation due to options/warrants              -     (34.37)
       Valuation allowance                          (33.38)     (5.43)
       Other                                          4.64       (.03)
                                                  ________   ________
       Effective income tax rates                    11.09%      0.00%
                                                  ________   ________

The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

                                                 September 30, September 30,
                                                      2003      2002
                                                  __________________________
       Current income tax expense:
             Federal                              $         -    $         -
             State                                     11,244              -
                                                  ___________    ___________
       Net current tax expense                    $    11,244    $         -
                                                  ___________    ___________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                             $      (1,918) $   (1,913)
        Contribution carryover                                 -        (219)
        Net operating loss                                44,019     (34,389)
        Valuation allowance                             (33,849)      27,258
        Allowance for obsolete inventory                (17,926)           -
        Allowance for bad debts                            9,674       9,263
                                                   _____________   _________
       Net deferred tax expense                    $           -   $       -
                                                   _____________   _________

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

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:

                                           For the Three    For the Six
                                           Months Ended     Months Ended
                                           September 30,    September 30,
                                        _____________________________________
                                           2003     2002    2003     2002
                                        _____________________________________

   Net Income (Loss) available to common
   shareholders (Numerator)             $13,852 $(315,107) $ 90,153 $(816,685)
                                        _______ _________  ________ _________

   Weighted average number of common
    shares outstanding used in earnings
    (loss) per share during the period
    (Denominator)                      8,711,152 8,550,000 8,572,333 8,550,000
                                       _________ _________ _________ _________

   Weighted average number of common
    shares outstanding used in dilutive
    earnings (loss) per share during
    the period (Denominator)           8,732,363       N/A 9,062,287       N/A
                                       _________ _________ _________ _________

At September 30, 2003, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 750,000 shares of common stock at $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

At September 30, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.70 - $2.00 per share and warrants to purchase 4,178,750 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

NOTE 13   RELATED PARTY TRANSACTIONS

Notes payable   During the six months ended September 30, 2003, the Company paid $22,736 to an officer of the Company, which represented payment in full on a note payable of with a balance of $20,610 and accrued interest of $2,216.

Line of credit   Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At September 30, 2003, the line of credit had a balance of $235,710. During the six months ended September 30, 2003 and 2002, the Company expensed $14,410 and $11,581, respectively in interest related to the line of credit. The Company also expensed $97,896 as interest expense related to warrants issued related to the line of credit agreement. [See Note 7]

                IMAGENETIX, INC. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14   CONCENTRATIONS

Sales - During the six months ended September 30, 2003, the Company had three significant customers which accounted for 43%, 18%, and 12% and of sales.

For the six months ended September 30, 2002, the Company had one significant customer which accounted for 52% of sales

Supplier - The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

Accounts Receivable   At September 30, 2003, the Company had three customers
which accounted for 30%, 13% and 13% of the Company's accounts receivable balances.

NOTE 15   SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company issued 11,000 shares of common stock upon the exercise of warrants.

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

Results of Operations.
----------------------

          Three months ended September 30, 2003 and September 30, 2002
          ------------------------------------------------------------

     Net sales for the three month period ending September 30, 2003, was $928,481, or an increase of 53%, compared to the same three month period ending September 30, 2002. The increase was primarily due to an increase in demand from our clients of our topical cream formula. We experienced a decrease in the cost of goods sold as a percentage of net sales to 57% compared to 78%, for the three month period ending September 30, 2003, as compared to September 30, 2002. This significant decrease was primarily due to an increase in sales of our higher profit margin, over-the-counter, topical cream product.

     Selling, general, and administrative expenses for the three month period ending September 30, 2003, were $378,247 compared to $418,864 for the three month period ending September 30, 2002. Net Income from operations was $13,852, compared to a net loss of $315,107 for the quarter ended
September 30, 2002.

          Six months ended September 30, 2003 and September 30, 2002
          ------------------------------------------------------------

     Net sales for the six month period ending September 30, 2003, was $1,856,666, or an increase of 18%, compared to the same six month period ending September 30, 2002. The increase was primarily due to an increase in demand from our clients of our topical cream formula. The six month period ending September 30, 2003, cost of goods sold was 54% compared to 73%, for the six month period ending September 30, 2002

     Net income for the six month period ending September 30, 2003, was $90,153 compared to a loss of 816,685 for the six month period ending September 30, 2002. Included in the prior six month period net loss was a non cash expense of $408,327 associated with the issuance of common stock purchase warrants.

Liquidity.
----------
     Our net working capital position as of September 30, 2003, was $1,046,757 compared to $787,560 for the period ending September 30, 2002.

     We still rely upon a limited number of clients that comprise the majority of our sales. The loss of any of our top clients could have a material adverse impact on the operations and financial condition of our Company.

     Our three largest customers accounted for 29%, 22%, and 11% of our net sales for the three months ended September 30, 2003.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of November 14, 2003, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          We have been named as a defendant in one currently pending lawsuit and cross defendant in a separate lawsuit, both of which allege injuries and/or damages from a discontinued ephedra product. Both suits have been tendered to and accepted by our insurance carrier with a reservation of rights as to liability. We strongly denies liability for the damages claimed in these lawsuits. Although both suits are in the preliminary stages of discovery and ultimate liability cannot be determined at the present time, we believe that the amount of liability, if any, from these actions will be covered by our insurance and will not have a material adverse effect on our operations or financial condition.

Item 2.   Changes in Securities.
          ----------------------

          During the quarter, the Company issued 156,131 shares of common stock for proceeds of $156,131. There shares were issued upon a shareholder exercising warrants at $1.00 per share.

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