Form 10QSB
period 2003-12-31
IMAGENETIX INC /NV/
filed 2004-02-23
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                           December 31, 2003

                    Common Voting Stock - 8,722,152 shares

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

                 IMAGENETIX, INC. AND SUBSIDIARY

       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2003

                 IMAGENETIX, INC. AND SUBSIDIARY



                             CONTENTS

                                                               PAGE

        Unaudited Condensed Consolidated Balance Sheets,
           December 31, 2003 and March 31, 2003                    1

        Unaudited Condensed Consolidated Statements of
           Operations, for the three and nine months ended
           December 31, 2003 and 2002                              2

        Unaudited Condensed Consolidated Statements of
           Cash Flows for the nine months ended December 31,
           2003 and 2002                                       3 - 4

        Notes to Unaudited Condensed Consolidated
           Financial Statements                               5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                            December 31,       March 31,
                                                2003           2003
                                             ____________   ____________
CURRENT ASSETS:
  Cash in bank                               $    244,260   $    263,930
  Account receivable, net                         651,232        615,412
  Inventory, net                                1,055,322        700,093
  Prepaid expenses                                  5,000          5,000
                                             ____________   ____________
        Total Current Assets                    1,955,814      1,584,435

PROPERTY AND EQUIPMENT, net                        71,916         94,315

OTHER ASSETS                                       71,590         52,198
                                             ____________   ____________
                                             $  2,099,320   $  1,730,948
                                             ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $    421,185  $     447,498
  Accrued liabilities                              23,584         26,084
  Customer Deposits                                23,171         25,709
  Income tax payable                               44,948         20,173
  Notes payable-related party                           -         20,610
  Current portion of capital leases                 1,161          2,711
  Line of credit-related party                    235,429        230,280
                                             ____________   ____________
        Total Current Liabilities                 749,477        773,065

CAPITAL LEASE LIABILITIES:
  Capital lease liabilities, less current
   portion                                              -            373
                                             ____________   ____________
        Total Liabilities                         749,477        773,438
                                             ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                          -              -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 8,722,152 and 8,555,000
   shares issued and outstanding respectively       8,722          8,555
  Capital in excess of par value                2,440,720      2,273,756
  Retained earnings                            (1,099,599)    (1,324,801)
                                             ____________   ____________
        Total Stockholders' Equity              1,349,843        957,510
                                             ____________   ____________
                                             $  2,099,320   $  1,730,948
                                             ============   ============

Note: The balance sheet as of March 31, 2003 was taken from the audited financial statements at that date and condensed

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       For the Three      For the Nine
                                       Months Ended       Months Ended
                                       December 31,       December 31,
                                  ____________________  ____________________
                                  2003       2002       2003      2002
                                  _________  _________  _________ __________
NET SALES                        $1,066,399  $ 813,875 $2,923,065 $2,382,955

COST OF GOODS SOLD                  586,177    480,049  1,584,377  1,614,074
                                  _________  _________  _________  _________
GROSS PROFIT                        480,222    333,826  1,338,688    768,881

EXPENSES:
  General and administrative        157,093     87,769    523,721    494,191
  Payroll expense                   119,779     92,088    340,680    306,736
  Professional fees                  50,042    154,800    204,716    311,923
  Non-cash consulting expense             -          -          -    408,327
                                  _________  _________  _________  _________
        Total Expenses              326,914    334,657  1,069,117  1,521,177
                                  ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)             153,308       (831)   269,571   (752,296)
                                  _________  _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                         1          1          3          5
  Interest (expense)                 (4,729)    (6,362)   (19,597)   (71,586)
                                  _________  _________  _________  _________
        Total Other Income
        (Expense)                    (4,728)    (6,361)   (19,594)   (71,581)
 (3,553)
                                  _________  _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES   148,580     (7,192)   249,977   (823,877)

CURRENT TAX EXPENSE (BENEFIT)        13,531          -     24,775          -

DEFERRED TAX EXPENSE (BENEFIT)            -          -          -          -
                                  _________  _________  _________  _________
NET INCOME (LOSS)                 $ 135,049  $  (7,192) $ 225,202  $(823,877)
                                  =========  =========  =========  =========
BASIC EARNINGS (LOSS) PER COMMON
SHARE                             $     .02  $    (.00) $     .03  $    (.10)
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

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents


                                                        For the Nine
                                                        Months Ended
                                                        December 31,
                                                 __________________________
                                                       2003         2002
                                                 ____________   ___________
Cash Flows from Operating Activities:
  Net income (loss)                           $       225,202   $   (823,877)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense                24,202         23,319
    Change in inventory allowance                      45,000              -
    Change in receivable allowance                    (26,053)        25,324
    Non-cash expense                                        -        408,327
    Changes in assets and liabilities:
      (Increase) in account receivable                 (9,767)      (188,110)
      (Increase) decrease in inventory               (400,228)       110,450
      (Increase) in receivable-employee                 5,000         (9,000)
      (Increase) decrease in other assets              (5,000)         5,000
      (Increase) decrease in other assets                   -         62,204
      (Decrease) increase in accounts payable         (26,313)        57,094
      Increase in accrued liabilities                  (2,501)         9,757
      Increase in customer deposits                    (2,538)           725
      Increase (decrease) in income tax payable        24,775         (1,957)
                                               ______________  _____________
        Net Cash (Used) by Operating
        Activities                                   (148,221)      (320,744)
                                               ______________  _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                          -          (4,630)
  Purchase of other assets                           (21,195)           (850)
                                              ______________   _____________
        Net Cash (Used) by Investing Activities      (21,195)         (5,480)
                                              ______________   _____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party          (20,610)              -
  Payments on capital leases                          (1,924)         (2,038)
  Proceeds from line of credit                         5,149          52,631
  Proceeds from exercise of warrants                 167,131               -
                                              ______________   _____________
        Net Cash Provided by Financing Activities    149,746          50,593
                                              ______________   _____________
Net (Decrease) in Cash                               (19,670)       (275,631)

Cash at Beginning of Period                          263,930         303,986
                                              ______________   _____________
Cash at End of Period                         $      244,260   $      28,355
                                              ==============   =============

                           [Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Nine
                                                      Months Ended
                                                      December 31,
                                              _____________________________
                                                    2003        2002
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $       15,859 $       18,455
    Income taxes                              $            - $        1,957

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended December 31, 2003

    None

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At December 31, 2003, the Company had $170,651 in cash balances in excess of federally insured limits.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. [See Note 3]

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

Revenue Recognition - Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at December 31, 2003.

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

Reclassification - The financial statements for periods prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                               December 31,
                                                                   2003
                                                                __________
          Accounts receivable - trade                           $  739,092
          Allowance for doubtful accounts                          (87,860)
                                                                __________
                  Accounts receivable, net                      $  651,232
                                                                __________

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 3 - INVENTORY

Inventory consists of the following at:
                                                                December 31,
                                                                   2003
                                                                ___________
          Raw Materials                                         $   893,599
          Finished product                                           53,932
          Boxes, labels, tubes, & bottles                           230,791
          Reserve for obsolete inventory                           (123,000)
                                                                 ___________
                  Total Inventory                                $ 1,055,322
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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                                December 31,
                                                                    2003
                                                                 __________
       Lease-hold improvements                                  $   110,597
       Office equipment                                              45,807
       Leased equipment                                              21,341
       Less accumulated depreciation                               (105,829)
                                                                 __________
                                                                $    71,916
                                                                 __________

Depreciation expense for the nine months ended December 31, 2003 and 2002 was $22,399 and $22,034, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 5 - OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                                December 31,
                                                                    2003
                                                                 __________
       Trademarks                                                $   10,865
       Patents                                                       19,194
       Globestar                                                      3,675
       Less Amortization                                             (4,667)
                                                                 __________
                                                                 $   29,067
                                                                 __________

For the nine months ended December 31, 2003 and 2002 amortization expense was $1,803 and $1,285, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At December 31, and March 31, 2003 the amounts included in "Other Assets" on the face of the balance sheet were $16,700.

Prepaid expenses - At December 31, 2003, the Company has prepaid legal fees to two legal consultants in the amounts of $23,323 and $2,500, for a total of $25,823. The total of $25,823 is included in "Other Assets" on the face of the balance sheet.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE   RELATED PARTY

During April 2003, the Company paid $22,736 to a related party which paid the balance of $20,610 in notes payable and $2,126 in interest payable.

NOTE 7 - LINE OF CREDIT - RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expired on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and were amortized over the life of the line of credit. The Company has verbally negotiated an extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

At December 31, 2003, the balance owing on the line of credit was $235,429. During the nine months ended December 31, 2003 and 2002 the Company recorded interest expense in connection with the line of $21,008 and $91,877, respectively.

NOTE 8 - LEASES OBLIGATIONS

Capital Lease - The following schedule details equipment purchased under capital leases as of:
                                                              December 31,
                                                                  2003
                                                              ___________
          Leased equipment                                    $    21,341
          Less accumulated depreciation                           (19,899)
                                                              ___________
                                                              $     1,442
                                                              ___________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES OBLIGATIONS [Continued]

Depreciation expense on capital leases for the nine months ended December 31, 2003 and 2002 amounted to $3,214 and $3,205, respectively.

Total future minimum lease payments and current portion of capital lease obligations are as follows:

                   December 31,                      Principal Payments
                  ______________                      ______________
                       2004                       $              1,161
                       2005                                          -
                       2006                                          -
                       2007                                          -
                       2008                                          -
                                                            __________
                                                                 1,161
     Less:  current portion                                      1,161
                                                            __________
     Capital lease obligations   long-term        $                  -
                                                            __________

Operating Lease - The Company has entered into a building lease for its office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the nine months ended December 31, 2003 and 2002 amounted to $124,901 and $137,007, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                March 31,                            Rental Payments
               __________                             _____________
                  2004                          $              227,720
                  2005                                         236,173
                  2006
                  2007                                               -
                  2008                                               -
                                                       _____________
                                                 $             463,893
                                                      _____________

Sublease - The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis. At December 31, 2003, the Company has recorded $23,323 in prepaid legal services.

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

During the nine months ended December 31, 2003 and 2002, the Company expensed $6,000 and $54,000, respectively, related to this agreement.

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

NOTE 10 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2003, the Company had 8,722,152 shares of common stock issued and outstanding.

In October 2003, the Company issued 11,000 shares of common stock upon the exercise of warrants at $1.00 per share.

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

Warrants - A summary of the status of the warrants granted under various agreements at December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                       December 31, 2003   December 31, 2002
                               ______________________________________________
                                      Weighted Average        Weighted Average
                               Shares  Exercise Price  Shares   Exercise Price
                               ______ ________________ ______ ________________
  Outstanding at beginning of
  period                      4,178,729    $  1.22   3,578,750   $    1.24
  Granted                             -          -     600,000   $    1.10
  Exercised                    (167,131       1.00         (21)       1.00
  Forfeited                           -          -           -           -
  Expired                             -          -           -           -
                              _________    _______   _________   _________
  Outstanding at end of
  Period                      4,011,598    $  1.18   4,178,729   $    1.22
                              _________    _______   _________   _________
  Weighted average fair value
  of options granted during
  the year                            -    $     -           -   $       -
                              _________    _______   _________   _________

The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended December 31, 2002 risk-free interest rates of 4.01%, expected dividend yields of zero, expected life of 5 years, and expected volatility 116%.

A summary of the status of the warrants granted under the various agreements at December 31, 2003, are presented in the table below:

                 Warrants Outstanding                   Warrants Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
  $.70       250,000     2.75 years    $  .70          250,000    $    .70
$1.00-1.10 2,886,598     2.00 years    $ 1.05        2,886,598    $   1.05
$1.75-2.00   875,000     1.75 years    $ 1.96          875,000    $   1.96
           _________                                 _________
           4,011,598                                 4,011,598

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

Warrants to purchase 1,316,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

During the nine months ended December 31, 2002, the Company granted warrants to purchase 600,000 common shares at $1.10 per share to a consultant for services valued at $408,327.

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

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at December 31, 2003 and 2002, and changes during the years then ended is presented below:

                                       December 31, 2003   December 31, 2002
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
                               _______      _______   _______     _______

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2003, are presented in the table below:


                  Options Outstanding                     Options Exercisable
      __________________________________________    _________________________
Range of             Weighted-Avg  Weighted-Avg                  Weighted-Avg
Exercise   Number    Remaining         Exercise        Number      Exercise
Prices  Outstanding Contractual Life    Price      Exercisable      Price
_____________________________________________________________________________
$.86-1.00  350,000     2.25 years     $  .96        350,000     $     .98
$    2.00  300,000     7.00 years     $ 2.00        300,000     $    2.00
           _______                                  _______
           650,000                                  650,000


NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $196,000 and a state net operating loss carryover of approximately $482,000 at December 31, 2003.

At December 31, 2003, the total of all deferred tax assets was approximately $195,600. The total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $195,600. The net change in the valuation allowance for the nine months ended December 31, 2003 was decrease of approximately $80,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                December 31,      March 31,
                                                    2003           2003
                                                _________         _________
       Excess of tax over financial
         accounting depreciation                $  16,824         $  10,683
       Allowance for obsolete inventory            48,997            31,071
       Allowance for bad debt                      34,997            45,377
       Net operating loss carryover - state        28,105            32,509
       Net operating loss carryover - federal      66,675           154,232
       Contribution carryover                           -             1,699

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the nine months ended:

                                                December 31,    December 31,
                                                    2003           2002
                                                  _________      _________
       Computed tax at the expected
         federal statutory rate                      34.00%         34.00%
       State income taxes, net of federal benefit     5.83           5.83
       Compensation due to options/warrants              -         (22.09)
       Valuation allowance                          (32.07)         18.99
       Other                                          2.15           1.25
                                                  _________      _________
       Effective income tax rates                     9.91%          0.00%
                                                  _________      _________

The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

                                                   December 31,  December 31,
                                                      2003           2002
                                                    _________      _________
       Current income tax expense:
             Federal                               $        -      $       -
             State                                     24,775              -
                                                    _________      _________
       Net current tax expense                     $   24,775      $       -
                                                    _________      _________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                             $   (6,141)     $  (5,359)
        Contribution carryover                          1,898           (219)
        Net operating loss                             91,961       (159,060)
        Valuation allowance                           (80,170)       156,542
        Allowance for obsolete inventory              (17,926)             -
        Allowance for bad debts                        10,378          8,096
                                                    _________      _________
       Net deferred tax expense                    $        -      $       -
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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:


                                           For the Three    For the Nine
                                           Months Ended     Months Ended
                                           December 31,     December 31,
                                        _____________________________________
                                           2003     2002    2003     2002
                                        _____________________________________

   Net Income (Loss) available to common
   shareholders (Numerator)             $135,049 $  (7,192)$225,202 $(823,877)
                                        _______ _________  ________ _________

   Weighted average number of common
    shares outstanding used in earnings
    (loss) per share during the period
    (Denominator)                      8,736,380 8,550,000 8,616,854 8,550,000
                                       _________ _________ _________ _________

   Weighted average number of common
    shares outstanding used in dilutive
    earnings (loss) per share during
    the period (Denominator)           9,570,293       N/A 10,426,231      N/A
                                       _________ _________ _________ _________


At December 31, 2003, the Company had options to purchase 300,000 shares of common stock at $2.00 per share, warrants to purchase 750,000 shares of common stock at $2.00 per share, and warrants to purchase 125,000 shares of common stock at $1.75 per share were not included in the computation of earnings
(loss) per share because their effects are anti-dilutive.

At December 31, 2002, the Company had options to purchase 650,000 shares of common stock at prices ranging from $.70 - $2.00 per share and warrants to purchase 4,178,750 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

NOTE 13 - RELATED PARTY TRANSACTIONS

Notes payable - During the nine months ended December 31, 2003, the Company paid $22,737 to an officer of the Company, which represented payment in full on a note payable of with a balance of $20,610 and accrued interest of $2,127.

Line of credit - In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company's assets. The line of credit expired on September 30, 2002. The Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to the shareholders as an incentive for the line of credit agreement. The warrants have a five- year life and vested immediately. The warrants were valued at $97,896 and were amortized over the life of the line of credit.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

At December 31, 2003, the balance owing on the line of credit was $235,429. During the nine months ended December 31, 2003 and 2002 the Company recorded interest expense in connection with the line of $21,008 and $91,877, respectively.

The Company has verbally negotiated an extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis. [See Note 7]

NOTE 14 - CONCENTRATIONS

Sales - During the nine months ended December 31, 2003, the Company had three significant customers which accounted for 27%, 11%, and 10% and of sales.

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

Accounts Receivable - At December 31, 2003, the Company had four customers which accounted for 25%, 17%, 11%, and 10% of accounts receivable balances.

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

Results of Operations.
----------------------

          Three months ended December 31, 2003 and December 31, 2002.
          -----------------------------------------------------------

     Net sales for the three month period ending December 31, 2003, was $1,066,399, or an increase of 31%, compared to the same three month period ending December 31, 2002. The increase was primarily due to an increase in demand from our clients of our topical cream formula. Also for the three month period ending December 31, 2003, we experienced a decrease in the cost of goods sold as a percentage of net sales to 55% compared to 59%, for the three month period ending December 31, 2003, as compared to December 31, 2002.

     Selling, general and administrative expenses for the three month period ending December 31, 2003, were $326,914, compared to $334,657 for the three month period ending December 31, 2002. Net Income from operations was $135,049 for the three month period ending December 31, 2003, compared to a net loss of $7,192 for the quarter ended December 31, 2002.

          Nine months ended December 31, 2003 and December 31, 2002.
          ----------------------------------------------------------

     Net sales for the nine month period ending December 31, 2003, was $2,923,065 or an increase of 23%, compared to the same nine month period ending December 31, 2002. The increase was primarily due to an increase in demand from our clients of our topical cream formula for the nine month period ending December 31, 2003; and cost of goods sold was 54% compared to 68%, for the nine month period ending December 31, 2002.

     Net income for the nine month period ending December 31, 2003, was $225,202, compared to a loss of $823,877 for the nine month period ending December 31, 2002. Included in the prior nine month period net loss was a non-cash expense of $408,327 associated with the issuance of common stock purchase warrants.

Liquidity.
----------
     Our net working capital position as of December 31, 2003, was $1,206,337, compared to $782,163 for the period ending December 31, 2002.

     We still rely upon a limited number of clients that comprise the majority of our sales. The loss of any of our large clients could have a material adverse impact on the operations and financial condition of our Company.

     Our four largest customers accounted for 21%,17%, 16% and 10% of our net sales for the three months ended December 31, 2003.

Item 3.   Controls and Procedures.
          ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our President and Secretary/Treasurer have evaluated our Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and they concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this Report.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          We have been named as a defendant in one currently pending lawsuit and cross defendant in a separate lawsuit, both of which allege injuries and/or damages from a discontinued ephedra product. Both suits have been tendered to and accepted by our insurance carrier with a reservation of rights as to liability. We strongly deny liability for the damages claimed in these lawsuits. Although both suits are in the preliminary stages of discovery and ultimate liability cannot be determined at the present time, we believe that the amount of liability, if any, from these actions will be covered by our insurance policies and will not have a material adverse effect on our operations or financial condition.

Item 2. Changes in Securities and Small Business Issuers Purchases of Equity Securities.
          -----------

          During the quarter ended December 31, 2003, we issued 11,000 shares of common stock for proceeds of $11,000. These shares were issued upon a shareholder exercising outstanding warrants at $1.00 per share.

         On August 25, 2003, we filed a Prospectus to update our Definitive Prospectus dated July 26, 2002, which covers the resale of 4,228,750 shares of our common stock underlying common stock purchase warrants and stock options. The shares underlying all 4,228,750 common stock purchase warrants and stock options will be offered by our selling stockholders from time to time in open market transactions at prevailing market prices. We will not receive any proceeds from the sale of shares of our common stock being offered by the selling stockholders. Any proceeds we receive from the exercise of the 4,228,750 common stock purchase warrants and stock options will be added to our working capital.

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

                                     IMAGENETIX, INC.


Date: 2/23/04                        By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 2/23/04                        By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director