Form 10KSB
period 2004-03-31
IMAGENETIX INC /NV/
filed 2004-07-15
CIK 839441

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No. 033-24138-D

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

                               (858) 674-8455
                               --------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes    X      No                (2) Yes    X      No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Company's revenues for its most recent fiscal year: March 31, 2004
- $4,568,264.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     On June 30, 2004 there were approximately 3,973,170 shares of common voting stock of the Registrant beneficially owned by non-affiliates valued at $4,529,413.80. This valuation is based upon the Company's's closing price of $1.14 per share on June 30, 2004 for the common stock of the Company on the OTC Bulletin Board.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes        No
                                                       ---       ---

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

                        June 30, 2004 - 8,722,152

                    DOCUMENTS INCORPORATED BY REFERENCE

     See Part III, Item 13.

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

     Historically we have not marketed directly to consumers and have marketed to organizations who in turn market the products to consumers through their own private labels. We have developed a "turnkey" approach to assist these organizations with product distribution to consumers. Distribution of products by our clients is currently underway through direct selling, mass marketing, medical, health, nutritional professionals, medical newsletters, direct response radio, direct response television, and other channels of distribution.

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

Customers

     We currently sell over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including, direct selling, mass market, direct response television, direct response radio, newsletters, and medical care professionals. Our three largest customers, Nikken, AVON, and Unicity Network accounted for 30%, 10%, and 10% respectively, of our net sales for the year ended March 31, 2004.

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

Products

     We offer a variety of specialized proprietary nutritional formulations, OTC topical creams, and skin care products. We sell our products tobusinesses and organizations that market these private labeled products through multiple channels of distribution including, direct selling, the mass market, direct response radio, nutritional newsletters, and medical care professionals.

     Our leading product is Celadrin(TM), a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the years ended March 31, 2004 and 2003, approximately 87% and 84%, respectively, of our revenue was generated from the sale of various formulations containing Celadrin(TM).

     A number of safety and efficacy studies have been conducted on Celadrin(TM)'s principal composition, esterified fatty acids. Studies have been presented at international scientific conferences, with two (2) studies being published in the Journal of Rheumatology (8-02). In August 2002, Celadrin pills were published in the Journal of Rheumatology. In April of 2004, the Celadrin(TM) Topical cream study was conducted by the University of Connecticut, and was also published in the Journal of Rheumatology on this date.

     We are conducting ongoing research to deteremine Celadrin(TM)'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using Celadrin(TM) and market these formulations through multiple distribution channels. To date, we have sold Celadrin(TM) formulations primarily to direct distribution companies. Many of our customers resell Celadrin(TM) containing products under their own labels and trade names. Presently, we do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin(TM), we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

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

     In addition to Celadrin(TM), which we sell in many formulations, we have developed and sell other natural based products designed to address specific health issues, including unique and scientifically tested compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 5% of our sales as of March 31, 2004.

Raw Materials and Manufacturing

     We develop proprietary, natural based, nutritional supplements, OTC topical creams, and skin care products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have an agreement with our sole supplier of Celadrin(TM) to purchase sufficient quantities of the compound to meet our anticipated needs through January 2007. We believe this agreement can be extended although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

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

     We will continue to offer companies a turn key approach to their product needs. This approach emphasizes providing the customer with the support necessary to allow them to sell our products, including providing the tailoring our product formulations specifically for each customer, obtaining approvals in foreign countries for our customers, providing full marketing support for the products, including product information, product descriptions and speakers to discuss products at customer conventions.

Competition

     The nutritional supplement and skin care industries are large and intensely competitive. We compete generally with companies that manufacture and market competitive nutritional products in each of our product lines.

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

     In March, 2003 we filed a patent application for Genepril, seeking approval of claims for the prevention and treatment of various types of arthritis and other inflammatory joint diseases, as well as psoriasis, lupus, periodontal and cardiovascular conditions. There can be no assurance that the patent application will be granted.

Employees

     At March 31, 2004 we had eight full-time employees, including our executive officers.

Item 2.   Description of Property.

     We lease 5,768 square feet of office space located at 16935 West
Bernardo Drive, Suites 101 and 101A, San Diego, California 92127 pursuant to a three year lease which expires in January 2006.

Item 3.   Legal Proceedings.

     We have been named as a defendant in one currently pending lawsuit alleging that a product containing ephedra caused injuries and/or damages. We deny any and all alleged wrongdoing and intend to vigorously defend this lawsuit. Although ultimate liability cannot be determined at the present time, we believe that the amount of any such liability, if any, from this action will not have a material adverse effect on its results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.
                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is traded on the Over the Counter Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "IAGX." The range of high and low bid quotations for our common stock during each quarter of the fiscal years ended March 31, 2004 and 2003, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                                               BID

Quarter ended:                      High                  Low

March 31, 2004                     $1.25                $ .90
December 31, 2003                  $1.63                $1.05
September 30, 2003                 $1.98                $ .85
June 30, 2003                      $ .91                $ .64
March 31, 2003                     $ .76                $ .56
December 31, 2002                  $ .81                $ .52
September 30, 2002                 $1.22                $ .72
June 30, 2002                      $1.28                $ .85
March 31, 2002                     $1.28                $ .69

Holders

     We had approximately 300 record holders of our common stock as of June 30, 2004.

Dividends

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. We intend to use our available funds for the development of our business. There are no material restrictions limiting, or likely to limit, our ability to pay dividends on our common stock.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     In August 2000, we adopted a Stock Option Plan (the "Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.

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

     Rather than market products directly to consumers, we currently market to business organizations who in turn market the products to consumers through their own private labels. We have developed a "turnkey" approach to assist these organizations with product distribution to consumers. Distribution of products by our clients is currently underway through direct selling, mass marketing, medical, health, and nutritional professionals, medical newsletters, direct response radio, direct response television, and other channels of distribution.

Results of Operations

Year Ended March 31, 2004 compared to March 31, 2003

     For the fiscal year ended March 31, 2004, net sales of $4,568,264 increased $1,159,206 or 34%, compared to net sales of $3,409,058 for fiscal year ended March 31, 2003. The increase was primarily due to new clients purchasing our topical cream products.

     Our strategy for future growth is to continue to focus on adding new clients in new channels of distribution, such as mass market, medical professionals, and direct consumer response television and radio marketing.

     During the fiscal year ended March 31, 2004, we experienced a decrease in the cost of goods sold as a percentage of sales, to 53% compared to 63% for the fiscal year ended March 31, 2003. The decrease in cost of goods sold reflects a higher sales mix in the category of Celadrin(TM) topical cream products, which have significantly lower production costs.

     Selling, general, and administrative expenses for the fiscal year ended March 31, 2004, were $1,576,371, compared to $1,957,044 for fiscal year ended March 31, 2003. The expense decrease was due primarily to a non-cash expense relating to the issuance of common stock purchase warrants in the amount of $408,327.

     We had a net profit for the fiscal year ended March 31, 2004 of $465,043 compared to a net loss of $775,484 for the prior year ended March
31, 2003. Net income per common share was $.05 for fiscal 2004 compared to a net loss per common share of $(.09) for 2003. The net loss for the prior year ending March 31, 2003 included a non-cash expense associated with the issuance of common stock purchase warrants which accounted for $408,327 or $(.05) per share of the loss.

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

     During the fiscal year ended March 31, 2003, we experienced a decrease in the cost of goods sold as a percentage of sales, to 63% compared to 70% for the fiscal year ended March 31, 2002. The decrease in cost of goods sold reflects a higher sales mix in the category of Celadrin(TM) related products, including our topical cream products, which have lower production costs.

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

     At March 31, 2004, we had cash holdings of $454,377, an increase of $190,449 compared to March 31, 2003. Our net working capital position at March 31, 2004, was $1,434,207 compared to $811,370 as of March 31, 2003.

     We have a single source and exclusive supplier arrangement with our Celadrin(TM) supplier. We use Celadrin(TM) in approximately 80% of our products representing approximately 87% of our sales for the year ended March 31, 2004. The interruption of raw material from this supplier would adversely affect our business and financial condition.

     Although our client base is growing, the loss of any of our three largest customers would have a material adverse effect on our revenue and earnings.

     We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

Item 7.   Financial Statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004

                 IMAGENETIX, INC. AND SUBSIDIARY




                             CONTENTS

                                                            PAGE

          Independent Auditors' Report                           1


          Consolidated Balance Sheet, March 31, 2004             2


          Consolidated Statements of Operations, for the
          years ended March 31, 2004 and 2003                    3


          Consolidated Statement of Stockholders' Equity,
          for the years ended March 31, 2004 and 2003            4

          Consolidated Statements of Cash Flows, for the
          years ended March 31, 2004 and 2003                5 - 6

          Notes to Consolidated Financial Statements        7 - 19

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
IMAGENETIX, INC. AND SUBSIDIARY
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. and Subsidiary at March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. and Subsidiary as of March 31, 2004, and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.


/S/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

June 20, 2004
Salt Lake City, Utah

                 IMAGENETIX, INC. AND SUBSIDIARY


                    CONSOLIDATED BALANCE SHEET

                              ASSETS
                                                            March 31,
                                                              2004
                                                           ___________
CURRENT ASSETS:
  Cash                                                    $    454,377
  Accounts receivable, net                                     803,832
  Inventory, net                                               986,052
  Employee receivable                                            5,000
                                                           ___________
        Total Current Assets                                 2,249,261

PROPERTY AND EQUIPMENT, net                                     64,639

OTHER ASSETS                                                    90,838
                                                           ___________
                                                          $  2,404,738
                                                           ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $    356,393
  Accrued liabilities                                           40,440
  Customer deposits                                             89,092
  Income tax payable                                           104,129
  Line of credit   related party                               225,000
                                                           ___________
        Total Current Liabilities                              815,054

                                                           ___________
        Total Liabilities                                      815,054
                                                           ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                      -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 8,722,152 shares issued and outstanding           8,722
  Capital in excess of par value                             2,440,720
  Retained earnings (deficit)                                 (859,758)
                                                           ___________
        Total Stockholders' Equity                           1,589,684
                                                           ___________
                                                          $  2,404,738
                                                           ___________


The accompanying notes are an integral part of this consolidated financial statement.

                IMAGENETIX, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the
                                                      Year Ended
                                                       March 31,

                                               __________________________
                                                    2004       2003
                                               ___________    ___________
NET SALES                                     $  4,568,264   $  3,409,058

COST OF GOODS SOLD                               2,413,145      2,148,331
                                               ___________    ___________
GROSS PROFIT                                     2,155,119      1,260,727
                                               ___________    ___________
EXPENSES:
  General and administrative                       805,572        803,944
  Payroll expense                                  496,347        388,178
  Consulting Expense                               274,452        764,922
                                               ___________    ___________
        Total Expenses                           1,576,371      1,957,044
                                               ___________    ___________
INCOME (LOSS) FROM OPERATIONS                      578,748       (696,317)
                                               ___________    ___________
OTHER INCOME (EXPENSE):
  Interest expense   related party                 (27,000)       (79,322)
  Interest expense                                  (2,753)             -
  Other income                                           4            155
                                               ___________    ___________
        Total Other Income (Expense)               (29,749)       (79,167)
                                               ___________    ___________
LOSS BEFORE INCOME TAXES                           548,999       (775,484)

CURRENT TAX EXPENSE (BENEFIT)                       83,956              -

DEFERRED TAX EXPENSE (BENEFIT)                           -              -
                                               ___________    ___________
NET INCOME (LOSS)                              $   465,043    $  (775,484)
                                               ___________    ___________

BASIC INCOME (LOSS) PER SHARE                  $       .05    $      (.09)
                                               ___________    ___________

DILUTED INCOME (LOSS) PER SHARE                $       .04   $        N/A
                                               ___________    ___________


The accompanying notes are an integral part of these consolidated financial statements.

                IMAGENETIX, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED MARCH 31, 2004 and 2003


                             Common Stock           Capital in
                     _______________________        Excess of
                                                                 Retained
                     Shares           Amount        Par Value    Earnings
                     _______________________________________________________
BALANCE, March
31, 2002                 8,550,000     8,550         1,862,213    (549,317)

Issuance of warrants to
purchase 600,000 shares
of common stock, for
consulting services
rendered                         -         -           408,327           -

Exercise of warrants to
purchase common stock at
$1.00 per share                 21         -                21           -

Issuance of common stock
for services valued at
$3,200 or $.64 per share     5,000         5             3,195           -

Net (loss) for the
year ended March
31, 2003                         -         -                 -    (775,484)
                    ________________________________________________________
BALANCE, March
31, 2003                 8,550,021    $8,555        $2,273,756 $(1,324,801)

Exercise of warrants
to purchase common
stock at $1.00 per
share                      167,131       167           166,964           -

Net income (loss) for
the year ended March
31, 2004                         -         -                 -     465,043
                    ________________________________________________________
BALANCE, March 31,
2004                     8,722,152    $8,722        $2,440,720 $  (859,758)
                    ________________________________________________________



The accompanying notes are an integral part of this consolidated financial statement.

                IMAGENETIX, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents


                                                        For the
                                                       Years Ended
                                                        March 31,

                                              ____________________________
                                                   2004          2003
                                              _____________  _____________
Cash Flows from Operating Activities:
  Net loss                                    $     465,043  $    (775,484)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation & amortization expense              32,129         30,946
    Non-cash expense                                      -        411,527
    Change in allowance for bad debt                 24,832         58,589
    Change in allowance for obsolete inventory       31,261         53,000
    Changes in assets and liabilities:
      (Increase) in account receivable             (213,252)      (104,262)
      (Increase) decrease in employee receivable          -         (5,000)
      (Increase) decrease in inventory             (317,220)       287,516
      Decrease in prepaid expenses                        -          5,000
      Increase (decrease) in accounts payable       (91,104)       (65,495)
      Increase in accrued liabilities                14,356          5,275
      Increase (decrease) in customer deposits       63,383        (17,444)
      Increase (decrease) in income tax payable      83,956         (1,957)
                                              _____________  _____________
        Net Cash (Used) by Operating Activities      93,384       (117,789)
                                              _____________  _____________
Cash Flows from Investing Activities:
  Acquisition of office equipment                         -         (4,630)
  Change in other assets                            (41,093)        32,107
                                              _____________  _____________
        Net Cash (Used) by Investing Activities     (41,093)        27,477
                                              _____________  _____________
Cash Flows from Financing Activities:
  Net proceeds from line of credit   related party        -         52,695
  Payments on notes payable   related party         (25,890)             -
  Proceeds on notes payable   related party               -            174
  Proceeds from exercise of warrants                167,131             21
  Payments on lease liabilities                      (3,085)        (2,634)
                                              _____________  _____________
        Net Cash Provided by Financing Activities   138,156         50,256
                                              _____________  _____________
Net  Decrease in Cash                               190,447        (40,056)

Cash at Beginning of Period                         263,930        303,986
                                              _____________  _____________
Cash at End of Period                         $     454,377  $     263,930
                                              _____________  _____________


                           [Continued]

                IMAGENETIX, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          [Continued]
                                                        For the
                                                      Year Ended
                                                        March 31,

                                              ____________________________
                                                   2004          2003
                                               _____________  _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                   $      32,253  $     29,239
    Income taxes                               $           -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended March 31, 2004:
     None

  For the year ended March 31, 2003:
     In February 2003, the Company issued 5,000 shares of common stock for services rendered valued at $3,200, or $.64 per share.

     In April 2002, the Company issued warrants to purchase 600,000 shares of common stock at $1.10 per share to a consultant of the Company for services rendered. The fair value of the warrants was $408,327.

     In October 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.70 per share to shareholders of the Company who provided a line of credit to the Company. Of the $97,896 fair value recorded for these warrants, $48,948 was recorded as interest expense in the year ended March 31, 2002 and $48,948 was recorded as interest expense in the year ended March 31, 2003.

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

Consolidation   All significant intercompany transactions between the Parent,
Subsidiary, and Imagenetix CA have been eliminated in consolidation.

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At March 31, 2004, the Company had $163,930 in cash balances in excess of federally insured limits.

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

Revenue Recognition   Revenue is recognized when the product is shipped. The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2004.

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

Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

NOTE 2   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                       March 31,
                                                        2004
                                                     __________
          Accounts receivable - trade                $  942,579
          Allowance for doubtful accounts              (138,747)
                                                     __________
                  Accounts receivable, net           $  803,832
                                                     __________

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 7]

NOTE 3   INVENTORY

Inventory consists of the following at:
                                                       March 31,
                                                         2004
                                                     ___________
          Raw Materials                      $          857,014
          Finished product                               38,080
          Boxes, labels, tubes, & bottles               200,519
          Reserve for obsolete inventory               (109,561)
                                                     __________
                  Total Inventory            $          986,052
                                                     __________

The Company has pledged its inventory as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                March 31,
                                                  2004
                                               __________
       Lease-hold improvements              $    45,807
       Office equipment                         110,597
       Leased equipment                          21,341
       Less accumulated depreciation           (113,106)
                                             __________
                                           $     64,639
                                             __________

Depreciation expense for the year ended March 31, 2004 and 2003 was $29,676 and $29,365, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

NOTE 5   OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                         March 31,
                                                           2004
                                                         __________
       Trademarks                                        $   10,866
       Patent                                                24,917
       Globestar                                              3,675
       Less Amortization                                     (5,320)
                                                         __________
                                                         $   34,138
                                                         __________

For the year ended March 31, 2004 and 2003 amortization expense was $2,453 and $1,581, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At March 31, 2004 and 2003 the amounts included in "Other Assets" on the face of the balance sheet was $16,700.

Prepaid expenses - At March 31, 2004, the Company has prepaid legal fees to a legal consultant in the amount $2,500 which is included in "Other Assets" on the face of the balance sheet.

The Company has prepaid advertising in the amount of $37,500 at March 31, 2004, which is included in "Other Assets" on the face of the balance sheet.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6   LINE OF CREDIT   RELATED PARTY

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

At March 31, 2004, the balance owing on the line of credit was $225,000. During the year ended March 31, 2004 and 2003 the Company recorded interest expense of $27,000 and $25,295 in connection with the line.

The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

NOTE 7   LEASES OBLIGATIONS

Capital Lease   The following schedule details equipment purchased under
capital leases as of:
                                                            March 31,
                                                              2004

                                                           ___________
          Leased equipment                                 $    21,341
          Less accumulated depreciation                        (20,963)
                                                           ___________
                                                           $       378
                                                           ___________

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LEASES OBLIGATIONS [Continued]

Depreciation expense on capital leases for the year ended March 31, 2004 and 2003 amounted to $4,277 and $4,257, respectively.

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the years ended March 31, 2004 and 2003 amounted to $200,400 and $160,091, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                        Minimum Annual
                March 31,                               Rental Payments
               __________                                _____________
                  2004                          $              208,200
                  2005                                         216,600
                  2006                                               -
                  2007                                               -
                  2008                                               -
                                                         _____________
                                                $              424,800
                                                         _____________

Sublease   The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis. At March 31, 2004, the Company has recorded $23,323 in prepaid legal services.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8   COMMITMENTS AND CONTINGINCIES

Consulting agreement   The Company entered into a spokesperson agreement with
Tony and Alicia Gwynn on April 16, 2001. Under the agreement Tony and Alicia Gwynn agreed to endorse the Company's products through personal appearances, video, television, and print ads for a period of two years. The agreement calls for payment of $28,000 in April 2001 and payments of $6,000 per month for twenty-four months for a total of $172,000 over the two-year period. The Company also issued options to purchase 100,000 shares of common stock exercisable at $.86 per share. The options vest immediately and are scheduled to be exercisable at 50,000 on April 15, 2002 and 50,000 on April 15, 2003. The Company recorded the fair value of $77,634 for the options as marketing expense. The Company also issued options to purchase 25,000 shares of common stock at $1.00 per share, to an attorney, which vest immediately and expire after a five-year period. The fair value of $22,570 had been recorded as legal expense.

During the year ended March 31, 2004 and 2003, the Company expensed $0 and $72,000, respectively, related to this agreement.

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

NOTE 9   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004.

Common Stock   The Company has authorized 50,000,000 shares of common stock at
$.001 par value. At March 31, 2004, the Company had 8,722,152 shares of common stock issued and outstanding.

During the year ended March 31, 2004, the Company issued 167,131 shares of common stock for proceeds of $167,131. The shares were issued upon a shareholder exercising warrants at $1.00 per share.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

Warrants   A summary of the status of the warrants granted under various agreements at March 31, 2004 and 2003, and changes during the years then ended is presented below:

                                     March 31, 2004       March 31, 2003
                               _______________________ _______________________
                                      Weighted Average        Weighted Average
                               Shares   Exercise Price Shares   Exercise Price
                               ________ ______________ _______ _______________
  Outstanding at beginning of
  period                      4,178,729  $        1.22 3,578,750  $       1.24
  Granted                             -  $           -   600,000  $       1.10
  Exercised                    (167,131)          1.00        21          1.00
  Forfeited                           -              -         -             -
  Expired                             -              -         -             -
                               ________ ______________ _________ _____________
  Outstanding at end of
  Period                      4,011,598  $        1.18 4,178,729  $       1.22
                               ________ ______________ _________ _____________
  Weighted average fair value
  of options granted during
  the year                       -  $             -      -  $      -
                               ________ ______________ _________ _____________
  Weighted average fair value
   of options granted during
   the year                           -  $         -   600,000  $        .68
                              ________ ______________ _________ _____________

The fair value of warrants granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended March 31, 2003 risk-free interest rates of 4.01% and 4.82%, expected dividend yields of zero, expected life of 5 years, and expected volatility 116% and 66%, respectively.

A summary of the status of the warrants granted under the various agreements at March 31, 2004, are presented in the table below:

                          Warrants Outstanding         Warrants Exercisable
            _______________________________________ _________________________
                                           Weighted-
  Range of               Weighted-Average   Average          Weighted-Average
  Exercise     Number       Remaining      Exercise   Number      Exercise
   Prices    Outstanding Contractual Life   Price   Exercisable    Price
  _________ ____________ ________________ _________ __________ ______________
  $   .70        250,000        2.5 years $     .70    250,000 $       .70
  $1.00-1.10   2,886,598        1.75 years$    1.05  2,886,598 $      1.05
  $1.75-2.00     875,000        1.5 years $    1.96    875,000 $      1.96
             -----------                            ----------
               4,011,598                             4,011,598

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

NOTE 9   CAPITAL STOCK [Continued]

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

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at March 31, 2004 and 2003, and changes during the years then ended is presented below:

                                    March 31, 2004          March 31, 2003
                               _______________________ ______________________
                                      Weighted Average       Weighted Average
                               Shares   Exercise Price Shares  Exercise Price
                               _______ _______________ ______ _______________
 Outstanding at beginning of
 period                        650,000 $          1.44 650,000 $         1.44
 Granted                             -               -       -              -
 Exercised                           -               -       -              -
 Forfeited                           -               -       -              -
 Expired                             -               -       -              -
                               ------- --------------- ------- --------------
 Outstanding at end of Period  650,000 $          1.44 650,000 $         1.44
                               ------- --------------- ------- --------------
 Weighted average fair value
 of options granted during the
 year                                - $             -       - $            -
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

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2004, are presented in the table below:

                            Options Outstanding           Options Exercisable
            _______________________________________ _________________________
                                           Weighted-
  Range of               Weighted-Average   Average          Weighted-Average
  Exercise     Number       Remaining      Exercise   Number      Exercise
   Prices    Outstanding Contractual Life   Price   Exercisable    Price
  _________ ____________ ________________ _________ __________ ______________
  $.86-1.00  350,000        2.00 years     $    .96   350,000    $    .98
  $  2.00    300,000        6.75 years     $   2.00   300,000    $   2.00
            ------------                            ----------
             650,000                                  650,000

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $0 and a state net operating loss carryover of approximately $481,709 at March 31, 2004.

At March 31, 2004 and 2003, the total of all deferred tax assets was approximately $169,000 and $299,000, respectively. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $169,000. The net change in the valuation allowance for the year ended March 31, 2004 was an decrease of approximately $130,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                  March 31,  March 31,
                                                      2004      2003
                                                  __________________
       Excess of tax over financial
         accounting depreciation                  $ 20,200  $ 11,687
       Allowance for obsolete inventory             46,936    33,415
       Allowance for bad debt                       59,439    48,800
       Net operating loss carryover - state         42,583    49,256
       Net operating loss carryover - federal            -   154,232
       Contribution carryover                            -     2,041

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                  March 31,  March 31,
                                                      2004      2003
                                                  __________________
       Computed tax at the expected
         federal statutory rate                       34.00%     34.00%
       State income taxes, net of federal benefit      5.43       5.83
       Compensation due to options/warrants               -     (23.48)
       Valuation allowance                           (23.73)    (17.67)
       Other                                           (.41)      1.32
                                                    __________________
       Effective income tax rates                     15.29%      0.00%
                                                    __________________

The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                  March 31,  March 31,
                                                      2004      2003
                                                  __________________
       Current income tax expense:
             Federal                              $  28,884  $     -
             State                                   55,072        -
                                                  __________________
       Net current tax expense                    $  83,956  $     -
                                                  __________________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                            $  (8,513) $(7,188)
        Contribution carryover                        2,041     (418)
        Net operating loss                          160,905  (84,954)
        Valuation allowance                        (130,273) 137,010
        Allowance for obsolete inventory            (13,521) (21,112)
        Allowance for bad debts                     (10,639) (23,338)
                                                  _________ ________
       Net deferred tax expense                   $       - $      -
                                                  _________ ________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                 IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   LOSS PER SHARE

The following data show the amounts used in computing (loss) per share of common stock for the period presented:
                                                   For the Year Ended
                                                        March 31,
                                                    ___________________
                                                     2004       2003
                                                   _________  _________

   Loss available to common shareholders
     (Numerator)                                   $ 465,043  $(775,484)
                                                   _________  _________

   Weighted average number of common shares
    outstanding used in loss per share during
    the period (Denominator)                       8,641,792  8,550,616
                                                   _________  _________

  Weighted average number of common shares
          outstanding used in diluted income (loss)
     per share during the period (Denominator)    10,366,451      N/A
                                                  __________ __________


Diluted earnings (loss) per share were not presented as its effect would be anti-dilutive. At March 31, 2004, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 875,000 shares of common stock at prices ranging from $1.75 to $2.00 per share that were not included in the computation of loss per share because their effects are anti-dilutive.

NOTE 12   RELATED PARTY TRANSACTIONS

Sales - During the years ended March 31, 2004 and 2003, a customer in which the President of the Company owns approximately 15%, accounted for approximately 0% and 10%, respectively of the Company's total sales.

Line of credit   Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At March 31, 2004, the line of credit had a balance of $225,000. During the year ended March 31, 2004 and 2003, the Company expensed $27,000 and $25,295, respectively in interest related to the line of credit.

                IMAGENETIX, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13   CONCENTRATIONS

Sales   During the year ended March 31, 2004, the Company had three significant customers which accounted for 30%, 10%, and 10% and of sales.

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

Accounts Receivable   At March 31, 2004, the Company had three customers which
accounted for 44%, 13%, and 10% of the Company's accounts receivable balances.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None; not applicable.

Item 8(a).  Controls and Procedures.
------------------------------------

          As of the end of the 90 day period at the end of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Our directors and executive officers are as follows:

     Name                            Age   Position
William P. Spencer                    50   Chief Executive Officer, President
                                           and Director
Debra L. Spencer                      51   Secretary, Treasurer and Director
Patrick S. Millsap                    50   Vice President - Marketing
Derek C. Boosey                       60   Vice President - International
Barry King                            59   Director

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

     Barry King joined our board in 2003. He has been the Director of Marketing for the United States Olympic Committee from 1987 to 2002. From 1976 to 1977, he was the executive officer for the Whitaker Corporation directing a multi-million dollar sports development program. His publications include the Olympic Challenge published in association with the United States Olympic Committee and the Olympic Challenge 1988. He was also the technical director of the motion picture, the World's Greatest Athlete, Walt Disney 1972. Mr. King graduated with a B.A. degree from the University of Colorado in 1969. Since 2002, Mr. King has been the Vice President and General Manager of Triactive America.

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

Audit Committee
---------------


     We have not adopted an audit committee as of the date of this Annual Report. We will disclose when and if we do adopt an audit committee in the future.

Code of Ethics
--------------

     We have adopted a Code of Ethics and it is attached as Exhibit 14 to this Annual Report. See Part III, Item 13.

Item 10.  Executive Compensation.

     We do not have employment agreements with any of our officers. We currently pay Mr. Spencer an annual salary of $90,000 and provide him with health insurance benefits.

Stock Option Plan

     In August 2000, we adopted a Stock Option Plan (the "Plan") which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information concerning our common stock ownership as of this date, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 16935 West Bernardo Drive, Suite 101, San Diego, California 92127. Assuming that there are 13,383,750 outstanding shares, 8,722,152 of which are common stock outstanding, 4,011,598 of which are shares underlying outstanding warrants and 650,000 shares underlying outstanding options which are currently exerciseable:

        Name of                        Amount of
    Beneficial Owner           Beneficial Ownership(1)(2) Percent of Ownership
    ----------------           --------------------------    ---------------
William P. and Debra L. Spencer
(3)                                     3,040,000                 22.7%
Patrick S. Millsap(4)                     255,000                  1.9%
Derek C. Boosey                            50,000                   *
Barry King                                    -0-                   -0-
Gary J. McAdam (5)                      2,682,353                 20.0%
James Scibelli (6)                        873,000                  6.5%
All officers and directors
    as a group (5 persons)              6,900,353                 51.6%

*Represents less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3) Comprised of 2,790,000 shares and 250,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4) These shares are held in the Patrick and Cassandra Millsap Revocable Trust dated 10/11/89.
(5) Comprised of 1,348,982 shares and 1,333,371 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(6) Includes 305,000 shares and 568,000 common stock purchase warrants, all of which are owned by entities controlled by Mr. Scibelli.

Item 12.  Certain Relationships and Related Transactions.

       In 1999, William P. and Debra Spencer, officers, directors and principal shareholders of our company, loaned us $288,500 for operating expenses, evidenced by promissory notes bearing interest at 10% per annum. In 2000 the Spencers agreed to extend the notes until July 2002. In consideration of the extension of the notes, we issued to the Spencers in May 2001 options to purchase 225,000 shares of our common stock for $1.00 per share until September 2005. In March 2001 the Spencers reduced the amount due on the notes by $150,000 to reimburse us for expenses we advanced on their behalf. We repaid the loan in 2002.

       In October 2001, we entered into a line of credit agreement with Messrs. McAdam and Scibelli, two of our principal stockholders, under which they agreed to advance us up to $1,000,000 for working capital secured by our accounts receivables, inventory, property and equipment, and bearing interest at 12% per annum. As additional consideration for the line of credit, we issued to them a total of 250,000 Class E warrants exercisable at $.70 each until October 2006. At March 31, 2003, we owed $230,280 under the line of credit.

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

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     None.

Exhibits

     Exhibit No.    Title

                3.01     Articles of Incorporation of the Registrant (1)
                3.02     Bylaws of the Registrant (1)
                3.03     Amendment to Articles of Incorporation (Name change)
                         (2)
               10.01     Celadrin(TM)Supply Agreement with Organic
                         Technologies (2)
               10.02     Agreement with Natrol (2)
               10.03     Supply and Distribution Agreement with The Enrich
                         Corporation (Unicity) (2)
               10.04     Office Lease (2)
               10.05     Security Agreement (2)
               10.06     Exchange Agreement dated March 23, 1999 (1)
               10.07     Agreement with Tony and Alicia Gwynn (2)
               10.08     Agreement with J Paul Consulting Corp. (2)
               10.09     Line of Credit Agreement (2)
               10.10     Modification to Enrich (Unicity) Agreement (2)
               10.11     Exclusive Supply and Distribution Agreement (3)
                         (Sanavive)
               10.12     Exclusive Supply and Distribution Agreement (Newport
                         Bioceuticals)(3)
               10.13     Exclusive Supply and Distribution Agreement (ChiRx,
                         Inc.)(3)
               10.14     License and Distribution Agreement
               14        Code of Ethics
               31.1      302 Certification of William P. Spencer
               31.2      302 Certification of Debra L. Spencer
               32        906 Certification
(1) Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2) Incorporated by reference to our Registration Statement on Form SB-2, file number 333-71756 declared effective on March 4, 2002.

(3) Incorporated by reference to our 10KSB Annual Report for the year ended March 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Imagenetix by its principal accountants during the fiscal years ended March 31, 2004, and March 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $23,830        $24,919

     Audit-related fees                $     0        $     0

     Tax fees                          $ 1,220        $ 1,125

     All other fees                    $     0        $     0

     Total fees                        $25,050        $26,044

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

                            SIGNATURES

     In accordance with Section 13 or 15(d)of the Exchange Act, the Company caused this Annual Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                IMAGENETIX, INC.



Date:  July 15, 2004                    By:  /s/  William P. Spencer
                                        William P. Spencer,
                                        Chief Executive Officer,
                                        President and Director


Date:  July 15, 2004                    By:  /s/  Debra L. Spencer
                                        Debra L. Spencer
                                        Secretary/Treasurer,
                                        and Director