Form 10QSB
period 2004-06-30
IMAGENETIX INC /NV/
filed 2004-08-20
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   --------------------

                       Commission File No. 033-24138-D
                                           -----------


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

                                     N/A

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                            August 19, 2004

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

                   IMAGENETIX, INC. AND SUBSIDIARY

        UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004

                   IMAGENETIX, INC. AND SUBSIDIARY





                              CONTENTS

                                                                PAGE

     Unaudited Condensed Consolidated Balance Sheets,
          June 30, 2004 and March 31, 2004                       1

     Unaudited Condensed Consolidated Statements of
     Operations, for the three months ended June 30, 2004
           and 2003                                              2

     Unaudited Condensed Consolidated Statements of
          Cash Flows for the three months ended June 30, 2004
          and 2003                                           3 - 4

     Notes to Unaudited Condensed Consolidated
          Financial Statements                              5 - 16

                   IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                  June 30,       March 31,
                                                    2004           2004
                                                ____________   ____________
CURRENT ASSETS:
  Cash in bank                                  $    495,662   $    454,377
  Account receivable, net                            723,252        803,832
  Inventory, net                                   1,277,997        986,052
  Prepaid expenses                                    21,000          5,000
  Deferred tax asset, current                         88,572              -
                                                ____________   ____________
        Total Current Assets                       2,606,483      2,249,261

PROPERTY AND EQUIPMENT, net                           57,756         64,639

DEFERRED TAX ASSET, long term                         42,457              -

OTHER ASSETS                                         114,927         90,838
                                                ____________   ____________
                                                $  2,821,623      2,404,738
                                                ____________   ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $    494,414   $    356,393
  Accrued liabilities                                 16,747         40,440
  Customer deposits                                   64,166         89,092
  Income tax payable                                 141,583        104,129
  Line of credit   related party                     225,000        225,000
                                                ____________   ____________
        Total Current Liabilities                    941,910        815,054
                                                ____________   ____________
        Total Liabilities                            941,910        815,054
                                                ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding            -              -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 8,722,152 shares issued and outstanding                8,722
     8,722
  Capital in excess of par value                   2,440,720      2,440,720
  Retained earnings                                 (569,729)      (859,758)
                                                ____________   ____________
        Total Stockholders' Equity                 1,879,713      1,589,684
                                                ____________   ____________
                                                $  2,821,623      2,404,738
                                                ____________   ____________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2004 was taken from the audited financial statements at that date and condensed

                   IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three
                                                       Months Ended
                                                         June 30,
                                                 __________________________
                                                       2004         2003
                                                 ____________  ____________
NET SALES                                        $  1,186,163  $    928,185

COST OF GOODS SOLD                                    712,931       473,746
                                                 ____________  ____________
GROSS PROFIT                                          473,232       454,439

EXPENSES:
  General and administrative                          118,461       163,413
  Consulting expense                                   73,021        80,140
  Payroll expense                                      78,547       120,403
                                                 ____________  ____________
        Total Expenses                                270,029       363,956
                                                 ____________  ____________
OPERATING INCOME (LOSS)                               203,203        90,483
                                                 ____________  ____________
OTHER INCOME (EXPENSE):
  Interest income                                           1             1
  Interest (expense)                                   (6,750)       (6,517)
                                                 ____________  ____________
        Total Other Income (Expense)                   (6,749)       (6,516)
                                                 ____________  ____________
INCOME BEFORE INCOME TAXES                            196,454        83,967

CURRENT TAX EXPENSE                                    37,454         7,666

DEFERRED TAX EXPENSE (BENEFIT)                      (131,029)             -
                                                ____________   ____________
NET INCOME                                      $    290,029   $     76,301
                                                ____________   ____________
EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss) per
    common share                                $        .03   $        .01
                                                ____________   ____________
  Diluted earnings (Loss) per
    common share                                $        .03   $        .01
                                                ____________   ____________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                   IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Increase (Decrease) in Cash and Cash Equivalents

                                                       For the Three
                                                       Months Ended
                                                         June 30,
                                                 __________________________
                                                       2004         2003
                                                 ____________  ____________
Cash Flows from Operating Activities:
  Net income                                     $    290,029  $     76,301
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation and amortization expense               8,124         7,992
    Change in inventory allowance                         300        16,231
    Change in allowance for bad debt                  (41,555)            -
    Change in deferred tax assets                    (131,029)            -
    Changes in assets and liabilities:
      (Increase) decrease in account receivable       122,135        66,314
      (Increase) decrease in inventory               (292,245)     (164,214)
      (Increase) decrease in prepaid assets           (16,000)            -
      (Increase) decrease in other assets               2,500             -
      Increase (decrease) in accounts payable         138,021       (94,897)
      Increase (decrease) in accrued liabilities      (23,693)       (2,501)
      Increase (decrease) in customer deposits        (24,926)          261
      Increase (decrease) in income tax payable        37,454         7,666
                                                 ____________  ____________
        Net Cash Provided by Operating Activities      69,115       (86,847)
                                                 ____________  ____________
Cash Flows from Investing Activities:
  Purchase of other assets                            (27,830)      (19,195)
                                                 ____________  ____________
        Net Cash (Used) by Investing Activities       (27,830)      (19,195)
                                                 ____________  ____________
Cash Flows from Financing Activities:
  Payments on notes payable   related party                 -       (20,610)
  Payments on capital leases                                -          (618)
  Proceeds from line of credit                              -         2,391
                                                 ____________  ____________
        Net Cash (Used) by Financing Activities             -       (18,837)
                                                 ____________  ____________
Net Increase (Decrease) in Cash                        41,285      (124,879)

Cash at Beginning of Period                           454,377       263,930
                                                 ____________  ____________
Cash at End of Period                            $    495,662  $    139,051
                                                 ____________  ____________

                             [Continued]

                   IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Increase (Decrease) in Cash and Cash Equivalents

                             [Continued]
                                                       For the Three
                                                       Months Ended
                                                         June 30,
                                                 __________________________
                                                       2004         2003
                                                 ____________  ____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                     $      6,750  $      4,675
    Income taxes                                 $          -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the Period Ended June 30, 2004

     None

  For the Period Ended June 30, 2003

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At June 30, 2004, the Company had $395,662 in cash balances in excess of federally insured limits.

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

Revenue Recognition   Revenue is recognized when the product is shipped. The
Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at June 30, 2004.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 10].

Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings (Loss) Per Share" [See Note 11].

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

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2   ACCOUNTS RECEIVABLE

  Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                           June 30,
                                                             2004
                                                          __________
          Accounts receivable - trade                     $  820,442
          Allowance for doubtful accounts                    (97,190)
                                                          __________
                  Accounts receivable, net                $  723,252
                                                          __________

Bad debt expense (recovery), net for the three months ended June 30, 2004 and 2003 was $(46,195) and $(11,118), respectively.

The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 6]

NOTE 3   INVENTORY

  Inventory consists of the following at:
                                                            June 30,
                                                              2004
                                                           ___________
          Raw materials                                    $ 1,138,610
          Finished product                                      30,426
          Boxes, labels, tubes, and bottles                    218,522
          Reserve for obsolete inventory                      (109,561)
                                                           ___________
                  Total Inventory                          $ 1,277,997
                                                           ___________

The Company has pledged its inventory as collateral against a line of credit. [See Note 6]

NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of equipment, at cost, less accumulated depreciation:
                                                           June 30,
                                                             2004
                                                           __________
       Lease-hold improvements                             $  110,597
       Office equipment                                        58,149
       Less accumulated depreciation                         (110,990)
                                                           __________
                                                           $   57,756
                                                           __________

Depreciation expense for the three months ended June 30, 2004 and 2003 was $6,883 and $7,412, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. [See Note 6]

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5   OTHER ASSETS

The following is a summary of definite-life intangible assets which are included in "Other Assets" on the face of the balance sheet for the period ending:

                                                    June 30,     March 31,
                                                     2004          2004
                                                   __________  __________
       Trademarks                                  $   10,866  $   10,866
       Patent                                          28,467      24,917
       Globestar                                        3,675       3,675
       Informercial                                    24,280           -
       Less Amortization                               (6,561)     (5,320)
                                                   __________  __________
                                                   $   60,727  $   34,138
                                                   __________  __________

For the three months ended June 30, 2004 and 2003 amortization expense was $1,241 and $580, respectively.

Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At June 30, 2004 and March 31, 2004 the amounts included in "Other Assets" on the face of the balance sheet was $16,700.

Prepaid expenses   Included in "Other Assets" on the face of the balance
sheet at June 30, 2004 and March 31, 2004, the Company had prepaid legal fees to a legal consultant in the amounts of $0 and $2,500, respectively.

Included in "Other Assets" on the face of the balance sheet at June 30, 2004 and March 31, 2004, the Company had prepaid expenses related to a joint venture infomercial in the amount of $37,500.

NOTE 6   LINE OF CREDIT   RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is secured with the Company's assets.

The Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

At June 30, 2004 and March 31, 2004, the balance owing on the line of credit was $225,000. During the three months ended June 30, 2004 and 2003 the Company recorded interest expense of $6,750 and $6,517 in connection with the line.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LEASES OBLIGATIONS

Operating Lease   The Company has entered into a building lease for its
office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the three months ended June 30, 2004 and 2003 amounted to $50,100 and $45,669, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                     Minimum Annual
                June 30,                              Rental Payments
               __________                             _____________
                  2004                                $      212,400
                  2005                                       108,300
                  2006                                             -
                  2007                                             -
                  2008                                             -
                                                       _____________
                                                       $     320,700
                                                       _____________

Sublease   The Company verbally entered into a building sublease agreement with a legal consultant of the Company, wherein the consultant would share some of the Company's office space. The agreement is for $1,600 per month on a month-to-month basis.

NOTE 8   COMMITMENTS AND CONTINGINCIES

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

NOTE 9   CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

Common Stock   The Company has authorized 50,000,000 shares of common
stock at $.001 par value. At June 30, 2004, the Company had 8,722,152 shares of common stock issued and outstanding.

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

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

Warrants   A summary of the status of the warrants granted under various agreements at June 30, 2004 and 2003, and changes during the years then ended is presented below:
                              June 30, 2004          June 30, 2003
                        _______________________ _______________________
                               Weighted Average        Weighted Average
                         Shares  Exercise Price Shares   Exercise Price
                        _______________________ _______________________
  Outstanding at
  beginning of period  4,011,598        $  1.18 4,178,729     $    1.22
  Granted                      -              -         -             -
  Exercised                    -              -         -             -
  Forfeited                    -              -         -             -
  Expired                      -              -         -             -
                       _________        _______ _________     _________
  Outstanding at end
  of Period            4,011,598        $  1.18 4,178,729     $    1.22
                       _________        _______ _________     _________

  Weighted average fair
  value of options
  granted during the
  year                         -        $     -         -     $       -
                       _________        _______ _________     _________

  A summary of the status of the warrants granted under the various agreements at June 30, 2004, are presented in the table below:

                    Warrants Outstanding       Warrants Exercisable
            ______________________________________________________________
Range of           Weighted-Average Weighted-Average      Weighted-Average
Exercise   Number      Remaining       Exercise     Number    Exercise
Prices     Outstanding Contractual Life  Price    Exercisable   Price
__________________________________________________________________________
     $.70       250,000    2.25 years    $   .70      250,000     $    .70
$1.00 - 1.10  2,886,598    1.50 years    $  1.05    2,886,598     $   1.05
$1.75 - 2.00    875,000    1.25 years    $  1.96      875,000     $   1.96
             __________                            __________
              4,011,598                             4,011,598

Warrants to purchase 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

Stock Option Plan   In October 2000, the Company adopted a Stock Option
Plan which provides for the granting of stock options intended to qualify as "incentive stock option" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986. Under the Plan, stock options may be issued to any officer, director, key employees, or consultants.

Stock Options   During the period presented in the accompanying financial
statements, the Company has granted options under the 2000 Stock Option Plan (the Plan), and other agreements. The Company accounts for stock options in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." For stock options issued to employees and directors the Company has elected the disclosure-only provisions of SFAS 123. Options issued to all others are valued at their fair values and expensed over their respective vesting periods.

A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at June 30, 2004 and 2003, and changes during the years then ended is presented below:

                                   June 30, 2004    June 30, 2003
                         _______________________ _______________________
                                Weighted Average        Weighted Average
                         Shares   Exercise Price Shares   Exercise Price
                         ________  _____________ _________   ___________
  Outstanding at
  beginning of period     650,000  $        1.44   650,000   $      1.44
  Granted                       -              -         -             -
  Exercised                     -              -         -             -
  Forfeited                     -              -         -             -
  Expired                       -              -         -             -
                         ________  _____________ _________   ___________
  Outstanding at end of
  Period                  650,000  $        1.44   650,000   $      1.44
                         ________  _____________ _________   ___________
  Weighted average fair
  value of options granted
  during the year               -  $           -         -   $         -
                         ________  _____________ _________   ___________

A summary of the status of the options granted under the stock option plan and other agreements at June 30, 2004, are presented in the table below:

                    Options Outstanding         Options Exercisable
           _______________________________________________________________
Range of          Weighted-Average Weighted-Average       Weighted-Average
Exercise    Number      Remaining        Exercise   Number      Exercise
Prices  Outstanding Contractual Life     Price   Exercisable     Price
__________________________________________________________________________
$.86 - 1.00  350,000    1.75 years    $     .96    350,000     $    .98
$      2.00  300,000    6.50 years    $    2.00    300,000     $   2.00
             _______                               _______
             650,000                               650,000

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal net operating loss carryover and a state net operating loss carryover of approximately $343,000 at June 30, 2004.

At June 30, 2004, the total of all deferred tax assets was approximately $131,000. The total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events. However, the company has generated sufficient income in recent periods to utilize the federal net operation loss and part of the state net operating loss. The company anticipates being able to utilize all of the deferred tax assets. Therefore, the company has not established a valuation allowance against the deferred tax assets as of June 30, 2004. The net change in the valuation allowance for the three months ended June 30, 2004 was a decrease of approximately $169,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                    June 30,  June 30,
                                                      2004      2003
                                                  __________________
       Excess of tax over financial
         accounting depreciation                  $ 12,115  $ 12,709
       Allowance for obsolete inventory             46,936    37,536
       Allowance for bad debt                       41,636    37,869
       Net operating loss carryover - state         30,342    28,105
       Net operating loss carryover - federal            -   127,354
       Contribution carryover                            -     1,943

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                    June 30,  June 30,
                                                      2004      2003
                                                  __________________
       Computed tax at the expected
         federal statutory rate                    34.00%     34.00%
       State income taxes, net of federal benefit   8.84       5.83
       Compensation due to options/warrants            -          -
       Valuation allowance                        (86.11)    (36.03)
       Other                                       (4.36)         -
                                                  __________________
       Effective income tax rates                 (47.63)%     9.13%
                                                  __________________

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                    June 30,  June 30,
                                                      2004      2003
                                                  __________________
       Current income tax expense:
             Federal                              $ 37,454   $     -
             State                                       -     7,666
                                                  __________________
       Net current tax expense                    $ 37,454   $ 7,666
                                                  __________________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                            $  8,085   $(2,025)
        Contribution carryover                           -       (45)
        Net operating loss                          12,242    31,281
        Valuation allowance                       (169,159)  (30,254)
        Allowance for obsolete inventory                 -    (6,465)
        Allowance for bad debts                     17,803     7,508
                                                  __________________
       Net deferred tax expense                  $(131,029)  $     -
                                                  __________________

 Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 11   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing (loss) per share of common stock for the period presented:
                                               For the Three Months Ended
                                                         June 30,
                                               __________________________
                                                     2004       2003
                                               _________        _________

   Net Income (Loss) available to common
   shareholders (Numerator)                    $ 290,029        $  76,301
                                               _________        _________

   Weighted average number of common shares
    outstanding used in earnings (loss) per
    share during the period (Denominator)      8,722,152        8,550,021
                                               _________        _________
   Effect of dilutive securities:
     Options                                     778,812           11,930

   Weighted average number of common shares
    outstanding used in dilutive earnings
    (loss) per share during the period
    (Denominator)                              9,500,964        8,561,951
                                               _________        _________

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   EARNINGS (LOSS) PER SHARE (Continued)

At June 30, 2004, the Company had options to purchase 550,000 shares of common stock at $2.00 per share and warrants to purchase 2,445,000 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of loss per share because their effects are anti-dilutive (the option/warrant exercise price was higher than the average market price).

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

NOTE 12   CONCENTRATIONS

Sales - During the three months ended June 30, 2004, the Company had three significant customers which accounted for 25%, 18%, and 13% and of sales.

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

Accounts Receivable   At June 30, 2004, the Company had three customers
which accounted for 23%, 20%, and 11% of the Company's accounts receivable balances.

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

Results of Operations.
----------------------

          Three months ended June 30, 2004 and June 30, 2003.
          -----------------------------------------------------------

     Net sales for the three month period ending June 30, 2004, were $1,186,163, an increase of 28%, compared to the same three month period ending June 30, 2003. We experienced an increase in the cost of goods sold, as a percentage of net sales of 60% compared to 51%, for the three month period ending June 30, 2003.

     Selling, general and administrative expenses for the three month period ending June 30, 2004, were $270,029, compared to $363,956 for the three month period ending June 30, 2003. The decrease was due primarily to a reduction in clinical study costs. Net income was $290,029 for the three month period ending June 30, 2004, compared to a net income of $76,301 for the quarter ended June 30, 2003. Included in the net income figure was a deferred tax benefit of $131,029.

Liquidity.
----------

     Our net working capital position as of June 30, 2004, was $1,664,573, compared to $876,095 at June 30, 2003.

     We still rely upon a limited number of clients that comprise the majority of our sales. The loss of any of our large clients could have a material adverse impact on the operations and financial condition of our Company.

     Our three largest customers accounted for 25%,18% and 13% of our net sales for the three months ended June 30, 2004.

Item 3.   Controls and Procedures.
          ------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          We have been named as a defendant in three currently pending lawsuits alleging that a product containing ephedra caused injuries and/or damages. The suits are filed, respectively in California, Mississippi, and Connecticut. Insurance coverage exists in terms of defense costs and
liability for each case.   We deny any and all alleged wrongdoing and intend
to vigorously defend these lawsuits. Although ultimate liability cannot be determined at the present time, we believe that the amount of liability from these actions, if any, will not have a material adverse effect on our results of operations or financial condition.

Item 2. Changes in Securities and Small Business Issuers Purchases of Equity Securities.
------------------

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

                                     IMAGENETIX, INC.


Date: 8/20/2004                    By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 8/20/2004                    By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director