Form 10QSB
period 2004-09-30
IMAGENETIX INC /NV/
filed 2004-11-22
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                          November 22, 2004

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

                   IMAGENETIX, INC. AND SUBSIDIARY

        UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2004

                   IMAGENETIX, INC. AND SUBSIDIARY





                              CONTENTS

                                                                PAGE

     Unaudited Condensed Consolidated Balance Sheets,
          September 30, 2004 and March 31, 2004                   1

     Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended
          September 30, 2004 and 2003                             2

     Unaudited Condensed Consolidated Statements of
          Cash Flows for the six months ended September
          30, 2004 and 2003                                   3 - 4

     Notes to Unaudited Condensed Consolidated
          Financial Statements                               5 - 14

                   IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                September 30,    March 31,
                                                    2004           2004
                                                ____________   ____________
CURRENT ASSETS:
  Cash in bank                                  $    542,463   $    454,377
  Account receivable, net                            766,828        803,832
  Inventory, net                                   1,241,173        986,052
  Prepaid expenses                                    18,892          5,000
  Deferred tax asset, current                        104,218              -
                                                ____________   ____________
        Total Current Assets                       2,673,574      2,249,261

PROPERTY AND EQUIPMENT, net                           60,782         64,639

DEFERRED TAX ASSET, long term                         10,901              -

OTHER ASSETS                                         140,166         90,838
                                                ____________   ____________
                                                $  2,885,423      2,404,738
                                                ____________   ____________

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $    285,211   $    356,393
  Accrued liabilities                                  8,953         40,440
  Customer deposits                                  238,910         89,092
  Income tax payable                                 229,824        104,129
  Line of credit   related party                     225,000        225,000
                                                ____________   ____________
        Total Current Liabilities                    987,898        815,054
                                                ____________   ____________
        Total Liabilities                            987,898        815,054
                                                ____________   ____________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding            -              -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 8,722,152 shares issued and outstanding 8,722          8,722
  Capital in excess of par value                   2,440,720      2,440,720
  Retained earnings                                 (551,917)      (859,758)
                                                ____________   ____________
        Total Stockholders' Equity                 1,879,525      1,589,684
                                                ____________   ____________
                                                $  2,885,423      2,404,738
                                                ____________   ____________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2004 was taken from the audited financial statements at that date and condensed

                   IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three        For the Six
                                        Months Ended         Months Ended
                                        September 30,        September 30,
                                    ___________________  ____________________
                                        2004       2003       2004     2003
                                    _________ _________  _________ __________
NET SALES                          $1,034,146 $ 928,481 $2,220,309 $1,856,666

COST OF GOODS SOLD                    470,464   524,454  1,183,395    998,200
                                    _________ _________  _________  _________
GROSS PROFIT                          563,682   404,027  1,036,914    858,466

EXPENSES:
  General and administrative          228,861   203,215    347,322    366,628
  Payroll expense                     125,052   100,498    203,599    220,901
  Professional fees                    80,599    74,534    153,620    154,675
                                    _________ _________  _________  _________
        Total Expenses                434,512   378,247    704,541    742,203
                                    _________ _________  _________  _________
OPERATING INCOME (LOSS)               129,170    25,780    332,373    116,263
                                    _________ _________  _________  _________
OTHER INCOME (EXPENSE):
  Interest income                           1         1          2          2
  Interest (expense)                   (7,207)   (8,351)   (13,957)   (24,868)
                                    _________ _________  _________  _________
        Total Other Income (Expense)   (7,206)   (8,350)   (13,955)   (14,866)
                                    _________ _________  _________  _________
INCOME (LOSS) BEFORE INCOME TAXES     121,964    17,430    318,418    101,397

CURRENT TAX EXPENSE (BENEFIT)          88,242     3,578    125,696     11,244

DEFERRED TAX EXPENSE (BENEFIT)         15,910         -   (115,119)         -
                                    _________ _________  _________  _________
NET INCOME (LOSS)                   $  17,812 $  13,853  $ 307,841  $  90,153
                                    _________ _________  _________  _________

BASIC EARNINGS (LOSS) PER
   COMMON SHARE                     $     .00 $     .00  $     .04  $     .01
                                    _________ _________  _________  _________

DILUTED EARNINGS (LOSS) PER
   COMMON SHARE                     $     .00 $     .00  $     .03  $     .01
                                    _________ _________  _________  _________



The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

                   IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          Increase (Decrease) in Cash and Cash Equivalents

                                                       For the Six
                                                       Months Ended
                                                       September 30,
                                                 __________________________
                                                       2004         2003
                                                 ____________  ____________
Cash Flows from Operating Activities:
  Net income (loss)                              $    307,841  $     90,153
  Adjustments to reconcile net loss to
    net cash used by operating activities:
        Depreciation & amortization expense             7,889        10,671
        Change in inventory allowance                  28,647        16,231
        Change in receivable allowance                (33,381)      (24,286)
        Change in deferred tax assets                (115,119)            -
        Changes in assets and liabilities:
          (Increase) decrease in account receivable    70,385         2,875
          (Increase) decrease in inventory           (283,768)     (276,472)
          (Increase) in receivable-employee             5,000             -
          Increase in prepaid assets                  (18,892)            -
          Increase in other assets                       (379)            -
          (Decrease) in accounts payable              (71,182)      (44,068)
          Increase in accrued liabilities             (31,487)       (2,500)
          Increase in customer deposits               149,818        24,447
          Increase (decrease) in income tax payable   125,695        11,244
                                                _____________   ___________
        Net Cash (Used) by Operating Activities       141,067      (191,725)
                                                _____________   ___________

Cash Flows from Investing Activities:
  Purchase of other assets                            (52,981)      (21,195)
                                                _____________   ___________
        Net Cash (Used) by Investing Activities       (52,981)      (21,195)
                                                _____________   ___________

Cash Flows from Financing Activities:
  Payments on notes payable   related party                 -       (20,610)
  Payments on capital leases                                -        (1,229)
  Proceeds from line of credit                              -         5,430
  Proceeds from exercise of warrants                        -       156,131
                                                _____________   ___________
        Net Cash Provided by Financing Activities           -       139,722
                                                _____________   ___________
Net (Decrease) in Cash                                 88,086       (73,198)

Cash at Beginning of Period                           454,377       265,930
                                                _____________   ___________
Cash at End of Period                           $     542,463   $   190,732
                                                _____________   ___________



                               [Continued]

                      IMAGENETIX, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                               [Continued]


                                                    For the Six
                                                   Months Ended
                                                   September 30,
                                         ____________________________
                                             2004           2003
                                         _____________  _____________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                             $      13,957  $       9,000
    Income taxes                         $           -  $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the Period Ended September 30, 2004

         None

For the Period Ended September 30, 2003

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At September 30, 2004, the Company had $442,463 in cash balances in excess of federally insured limits.

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

     Revenue Recognition - Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at September 30, 2004.

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

     Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                                 September 30,
                                                                      2004
                                                                  ___________
          Accounts receivable - trade                             $   872,192
          Allowance for doubtful accounts                            (105,364)
                                                                  ___________
                  Accounts receivable, net                        $   766,828
                                                                  ___________

  The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 6]

NOTE 3 - INVENTORY

  Inventory consists of the following at:
                                                               September 30,
                                                                   2004
                                                               ___________
          Raw Materials                                          $  1,134,955
          Finished product                                             27,440
          Boxes, labels, tubes, & bottles                             216,686
          Reserve for obsolete inventory                             (137,908)
                                                                  ___________
                  Total Inventory                                $  1,241,173
                                                                  ___________

  The Company has pledged its inventory as collateral against a line of credit. [See Note 6]

NOTE 4 - PROPERTY AND EQUIPMENT

   The following is a summary of equipment, at cost, less accumulated depreciation:

                                                               September 30,
                                                                   2004
                                                                __________
       Lease-hold improvements                                  $  110,597
       Office and leased equipment                                  67,595
       Less accumulated depreciation                              (117,410)
                                                                __________
                                                                $   60,782
                                                                __________

  Depreciation expense for the six months ended September 30, 2004 and 2003 was $4,302 and $9,488, respectively.

  The Company has pledged its property and equipment as collateral against a line of credit. [See Note 7]

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - OTHER ASSETS

  The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:
                                                             September 30,
                                                                 2004
                                                              __________
       Trademarks                                             $   11,735
       Patent                                                     28,467
       Globestar                                                   3,675
       Informercial                                               48,560
       Less Amortization                                          (9,350)
                                                              __________
                                                              $   83,087
                                                              __________

  For the six months ended September 30, 2004 and 2003 amortization expense was $4,031 and $1,184, respectively.

  Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At September 30, and March 31, 2004 the amounts included in "Other Assets" on the face of the balance sheet were $16,700.

  Prepaid Expenses - Included in "Other Assets" on the face of the balance sheet at September 30, 2004 and March 31, 2004, the Company had prepaid legal fees to a legal consultant in the amounts of $2,500 and $2,500, respectively.

  Included in "Other Assets" on the face of the balance sheet at September 30, 2004 and March 31, 2004, the Company had prepaid expenses related to a joint venture infomercial in the amount of $37,500.

NOTE 6 - LINE OF CREDIT   RELATED PARTY

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

  At September 30, 2004, the balance owing on the line of credit was $225,000. During the six months ended September 30, 2004 and 2003 the Company recorded interest expense in connection with the line of $13,957 and $14,410, respectively.

  The Company has verbally negotiated an extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7   LEASES OBLIGATIONS

  Operating Lease - The Company has entered into a building lease for its office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the six months ended September 30, 2004 and 2003 amounted to $135,923 and $122,647, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                      Minimum Annual
               September 30,                          Rental Payments
               __________                             _____________
                  2004                                $     212,400
                  2005                                       55,200
                  2006                                            -
                  2007                                            -
                  2008                                            -
                                                      _____________
                                                      $     276,600
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

NOTE 9   CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004.

  Common Stock - The Company has authorized 50,000,000 shares of common stock at $.001 par value. At September 30, 2004, the Company had 8,722,152 shares of common stock issued and outstanding.

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

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

  Warrants - A summary of the status of the warrants granted under various agreements at September 30, 2004 and 2003, and changes during the years then ended is presented below:

                                  September  30, 2004      September 30, 2003
                             ___________________________ _____________________

                                        Weighted Average     Weighted  Average
                             Shares      Exercise Price  Shares Exercise Price
                             ____________ _____________  _________ ___________
  Outstanding at beginning
  of period                     4,011,598 $        1.18  4,178,729  $    1.22
  Granted                               -             -          -          -
  Exercised                             -             -   (156,131)      1.00
  Forfeited                             -             -          -          -
  Expired                               -             -          -          -
                             ____________ _____________  _________ __________
  Outstanding at end of Period  4,011,598 $        1.18  4,022,598  $    1.18
                             ____________ _____________  _________ ___________
  Weighted average fair value
  of options granted
  during the year                       - $           -          - $        -
                             ____________ _____________  _________ ___________

  A summary of the status of the warrants granted under the various agreements at September 30, 2004, are presented in the table below:

                     Warrants Outstanding            Warrants Exercisable
        __________________________________________  _________________________
Range of         Weighted-Average Weighted-Average            Weighted-Average
Exercise   Number   Remaining        Exercise       Number        Exercise
Prices  Outstanding Contractual Life   Price      Exercisable       Price
_____________________________________________________________________________
  $.70       250,000     2.00 years     $     .70       250,000     $    .70
$1.00-1.10 2,886,598     1.25 years     $    1.05     2,886,598     $   1.05
$1.75-2.00   875,000     1.00 years     $    1.96       875,000     $   1.96
          __________                                 __________
          4,011,598                                  4,011,598

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

NOTE 9 - CAPITAL STOCK [Continued]

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

  A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at September 30, 2004 and 2003, and changes during the years then ended is presented below:

                                     September  30, 2004  September 30, 2003
                               ______________________________________________
                                         Weighted Average    Weighted Average
                               Shares     Exercise Price Shares Exercise Price
                               _________ _______________ _________ ___________
  Outstanding at beginning of
  period                         650,000   $     1.44      650,000  $    1.44
  Granted                              -            -            -          -
  Exercised                            -            -            -          -
  Forfeited                            -            -            -          -
  Expired                              -            -            -          -
                            ____________   __________    _________  _________
  Outstanding at end of Period   650,000   $     1.44      650,000  $    1.44
                            ____________   __________    _________  _________
  Weighted average fair
  value of options granted
  during the year                      -   $        -            -  $       -
                            ____________   __________    _________  _________

  A summary of the status of the options granted under the stock option plan and other agreements at September 30, 2004, are presented in the table below:

                       Options Outstanding           Options Exercisable
         __________________________________________  _________________________
Range of          Weighted-Average Weighted-Average           Weighted-Average
Exercise   Number   Remaining         Exercise         Number     Exercise
Prices  Outstanding Contractual Life   Price        Exercisable     Price
___________________________________________________ __________________________
$.86-1.00   350,000    1.50 years    $   .96             350,000     $    .98
$    2.00   300,000    6.25 years    $  2.00             300,000     $   2.00
         __________                                   __________
            650,000                                      650,000

NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal net operating loss carryover and a state net operating loss carryover of approximately $113,000 at September 30, 2004.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  At September 30, 2004, the total of all deferred tax assets was approximately $115,000. The total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events. However, the Company has generated sufficient income in recent periods to utilize the federal net operation loss and part of the state net operating loss. The Company anticipates being able to utilize all of the deferred tax assets. Therefore, the Company has not established a valuation allowance against the deferred tax assets as of September 30, 2004. The net change in the valuation allowance for the six months ended September 30, 2004 was a decrease of approximately $169,000.

   The temporary differences gave rise to the following deferred tax asset (liability):

                                               September 30,  September 30,
                                                   2004           2003
                                                _________       _________
       Excess of tax over financial
         accounting depreciation                $     918       $  12,601
       Allowance for obsolete inventory            59,080          48,996
       Allowance for bad debt                      45,138          35,702
       Net operating loss carryover - state         9,984          28,105
       Net operating loss carryover - federal           -         114,617
       Contribution carryover                           -           1,898

  The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the six months ended:

                                                 September 30,  September 30,
                                                    2004            2003
                                                  _________      _________
       Computed tax at the expected
         federal statutory rate                      34.00%         34.00%
       State income taxes, net of federal benefit     8.84           5.83
       Compensation due to options/warrants              -              -
       Valuation allowance                          (41.06)        (33.38)
       Other                                           .79           4.64
                                                  ________       __________
       Effective income tax rates                     2.57%          11.09%
                                                  ________       __________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

  The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

                                                September 30,  September 30,
                                                   2004            2003
                                               _____________________________
       Current income tax expense:
             Federal                           $    125,696     $       -
             State                                        -        11,244
                                               ____________     _________
       Net current tax expense                 $    125,696     $  11,244
                                               ____________     _________

       Deferred tax expense (benefit) resulted from:
        Excess of tax over financial accounting
          depreciation                         $     19,283     $  (1,918)
        Contribution carryover                            -             -
        Net operating loss                           32,599        44,019
        Valuation allowance                        (169,158)      (33,849)
        Allowance for obsolete inventory            (12,144)      (17,926)
        Allowance for bad debts                      14,301         9,674
                                               ____________     _________
       Net deferred tax expense                $   (115,119)    $       -
                                               ____________     _________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 11   EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:

                                              For the Three  For the Six
                                               Months Ended  Months Ended
                                              September 30,  September 30,
                                        ___________________ _______________
                                           2004      2003    2004    2003
                                        _________ _________ _________ ________
   Income (loss) available to common
     shareholders (Numerator)           $  17,812 $  13,852 $ 307,841 $ 90,153
                                        _________ _________ _________ ________
   Weighted average number of common
    shares outstanding used in earnings
    (loss) per share during the period
    (Denominator)                      8,722,152 8,711,152 8,722,152 8,572,333
                                      __________ _________ _________ _________
   Weighted average number of common
    shares outstanding used in diluted
    earnings (loss) per share during
    the period (Denominator)           8,812,079 8,732,363 9,590,891 9,062,287
                                      __________ _________ _________ _________

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   EARNINGS (LOSS) PER SHARE [Continued]

  At September 30, 2004, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 2,445.000 shares of common stock at prices ranging from $1.10 - $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

  At September 30, 2003, the Company had options to purchase 300,000 shares of common stock at $2.00 per share and warrants to purchase 750,000 shares of common stock at $2.00 per share that were not included in the computation of earnings (loss) per share because their effects are anti-dilutive.

NOTE 12   RELATED PARTY TRANSACTIONS

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

  At September 30, 2004 and March 31, 2004, the balance owing on the line of credit was $225,000. During the nine months ended September 30, 2004 and 2003 the Company recorded interest expense of $13,957 and $14,410 in connection with the line.

NOTE 13   CONCENTRATIONS

  Sales - During the six months ended September 30, 2004, the Company had three significant customers which accounted for 23%, 20%, and 14% and of sales.

  For the six months ended September 30, 2003, the Company had three significant customers which accounted for 43%, 18%, and 12% and of sales.

  Supplier - The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

  Accounts Receivable   At September 30, 2004, the Company had three
  customers which accounted for 23%, 20% and 11% of the Company's accounts receivable balances.

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

Results of Operations.
----------------------

          Three months ended September 30, 2004 and September 30, 2003.
          -----------------------------------------------------------

     Net sales for the three month period ending September 30, 2004, were $1,034,146 an increase of 11%, compared to the same three month period ending September 30, 2003. We experienced a decrease in the cost of goods sold, as a percentage of net sales of 45% compared to 56%, for the three month period ending September 30, 2003. The reason for this decrease in the cost of goods sold was associated with a higher proportionate sales of our topical cream.

     Selling, general and administrative expenses for the three month period ending September 30, 2004, were $434,512, compared to $378,247 for the three month period ending September 30, 2003. The increase was due primarily to funding of clinical studies. Net income was $17,812 for the three month period ending September 30, 2004, compared to a net income of $13,853 for the quarter ended September 30, 2003.

          Six months ended September 30, 2004 and September 30, 2003
          ----------------------------------------------------------

     Net sales for the six month period ending September 30, 2004, was $2,220,309 an increase of 19%, compared to the same six month period ending September 30, 2003.

     Net income for the six month period ending September 30, 2004, was $307,841 compared to $90,153 for the six month period ending September 30, 2003. Both higher sales and greater margins accounted for the increase in income.

Liquidity.
----------

     Our net working capital position as of September 30, 2004, was $1,685,676 compared to $811,370 at September 30, 2003.

     We still rely upon a limited number of clients that comprise the majority of our sales. The loss of any of our large clients could have a material adverse impact on the operations and financial condition of our Company.

     Our three largest customers accounted for 23%, 20% and 14% of our net sales for the three months ended September 30, 2004.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

         During the quarterly period ended September 30, 2004, we did not issue any "unregistered" and "restricted" shares of our common stock.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          On September 1, 2004, we filed a Definitive Proxy Statement for notice of our Annual Meeting to be held on October 27, 2004. We will be voting for three directors and the increase of the number of shares issuable under our stock option plan from 800,000 to 1,500,000 shares. For more information on the Annual Meeting, see the Definitive Proxy Statement that was filed with the Securities and Exchange Commission on September 1, 2004 at sec.gov.

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

                                     IMAGENETIX, INC.


Date: 11/22/2004                   By/s/William P. Spencer
      --------------                 -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 11/22/2004                   By/s/Debra L. Spencer
      --------------                 -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director