Form 10QSB
period 2004-12-31
IMAGENETIX INC /NV/
filed 2005-02-22
CIK 839441

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                          December 31, 2004

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

                 IMAGENETIX, INC. AND SUBSIDIARY

      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004

                 IMAGENETIX, INC. AND SUBSIDIARY





                             CONTENTS

                                                                 PAGE

     Unaudited Condensed Consolidated Balance Sheets,
     December 31, 2004 and March 31, 2004                          1

     Unaudited Condensed Consolidated Statements of
     Operations, for the three and nine months ended
     December 31, 2004 and 2003                                    2

     Unaudited Condensed Consolidated Statements of
     Cash Flows for the nine months ended December 31, 2004
     and 2003                                                  3 - 4

     Notes to Unaudited Condensed Consolidated
     Financial Statements                                     5 - 16

                 IMAGENETIX, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                 December 31,     March 31,
                                                    2004            2004
                                                 ____________   ____________
     CURRENT ASSETS:
          Cash in bank                           $    774,983   $    454,377
          Account receivable, net                   1,089,868        803,832
          Inventory, net                            1,166,075        986,052
          Prepaid expenses                            132,200          5,000
          Deferred tax asset, current                 135,406              -
                                                 ____________   ____________
                  Total Current Assets              3,298,532      2,249,261

     PROPERTY AND EQUIPMENT, net                       46,047         64,639

     OTHER ASSETS                                     117,763         90,838
                                                 ____________   ____________
                                                 $  3,462,342      2,404,738
                                                 ____________   ____________


                           (Continued)

                 IMAGENETIX, INC. AND SUBSIDIARY

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                       $     446,837   $    356,393
        Accrued liabilities                            8,953         40,440
        Customer deposits                             42,483         89,092
        Income tax payable                           449,886        104,129
        Line of credit - related party               225,000        225,000
                                                ____________   ____________
                Total Current Liabilities          1,173,159        815,054

        Deferred tax liabilities                       1,776              -
                                                ____________   ____________
                Total Liabilities                  1,174,935        815,054
                                                ____________   ____________
     STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 5,000,000
       shares authorized, no shares issued and
       outstanding                                         -              -
     Common stock, $.001 par value, 50,000,000
       shares authorized, 8,722,152 shares
       issued and outstanding                          8,722          8,722
     Capital in excess of par value                2,440,720      2,440,720
     Retained (deficit)                             (162,035)      (859,758)
                                                ____________   ____________
                Total Stockholders' Equity         2,287,407      1,589,684
                                                ____________   ____________
                                                $  3,462,342      2,404,738
                                                ____________   ____________


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note: The balance sheet as of March 31, 2004 was taken from the audited financial statements at that date and condensed

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                   Months Ended            Months Ended
                                   December 31,            December 31,
                                 _______________          _______________
                                 2004       2003          2004       2003
                             ___________  ___________ ___________ ___________
NET SALES                    $ 2,739,743  $ 1,066,399 $ 4,960,052 $ 2,923,065

COST OF GOODS SOLD             1,602,427      586,177   2,785,822   1,584,377
                             ___________  ___________ ___________ ___________
GROSS PROFIT                   1,137,316      480,222   2,174,230   1,338,688

EXPENSES:
   General and administrative    301,788      157,093     649,110     523,721
   Payroll expense               147,895      119,779     351,494     340,680
   Professional fees              88,917       50,042     242,537     204,716
                             ___________  ___________ ___________ ___________
         Total Expenses          538,600      326,914   1,243,141   1,069,117
                             ___________  ___________ ___________ ___________
OPERATING INCOME (LOSS)          598,716      153,308     931,089     269,571
                             ___________  ___________ ___________ ___________
OTHER INCOME (EXPENSE):
   Interest income                     1            1           3           3
   Interest (expense)             (7,284)      (4,729)    (21,241)    (19,597)
                             ___________  ___________ ___________ ___________
         Total Other Income
         (Expense)                (7,283)      (4,728)    (21,238)    (19,594)
                             ___________  ___________ ___________ ___________
INCOME (LOSS) BEFORE INCOME
TAXES                            591,433      145,580     909,851     249,977

CURRENT TAX EXPENSE (BENEFIT)    254,822       13,531     345,758      24,775

DEFERRED TAX EXPENSE (BENEFIT)   (10,239)           -    (133,630)          -
                             ___________  ___________ ___________ ___________
NET INCOME (LOSS)            $   346,850  $   135,049 $   697,723 $   225,202
                             ___________  ___________ ___________ ___________

BASIC EARNINGS (LOSS) PER
    COMMON SHARE             $       .04  $       .02 $       .08 $       .03
                             ___________  ___________ ___________ ___________

DILUTED EARNINGS (LOSS) PER
    COMMON SHARE             $       .04  $       .01 $       .07 $       .02
                             ___________  ___________ ___________ ___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (decrease) in Cash and Cash Equivalents

                                                      For the Nine
                                                      Months Ended
                                                      December 31,
                                              _____________________________
                                                 2004               2003
                                              ______________ ______________
Cash Flows from Operating Activities:
    Net income (loss)                         $      697,723 $      225,202
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Depreciation & amortization expense            28,928         24,202
       Change in inventory allowance                  20,303         45,000
       Change in deferred assets/liability          (133,630)             -
       Change in receivable allowance                 47,764        (26,053)
       Changes in assets and liabilities:
         (Increase) in account receivable           (333,800)        (9,767)
         (Increase) decrease in inventory           (200,327)      (400,228)
         (Increase) in receivable-employee             5,000          5,000
         (Increase) decrease in other assets               -         (5,000)
         (Increase) decrease prepaid expenses        (94,700)             -
         (Decrease) increase in accounts payable      90,444        (26,313)
         Increase in accrued liabilities             (31,487)        (2,501)
         Increase in customer deposits               (46,609)        (2,538)
         Increase (decrease) in income tax payable   345,757         24,775
                                              ______________  _____________
             Net Cash (Used) by Operating
             Activities                              395,366       (148,221)
                                              ______________  _____________
Cash Flows from Investing Activities:
   Purchase of other assets                          (74,760)       (21,195)
                                              ______________  _____________
             Net Cash (Used) by Investing
             Activities                              (74,760)       (21,195)
                                              ______________  _____________
Cash Flows from Financing Activities:
   Payments on notes payable - related party               -        (20,610)
   Payments on capital leases                              -         (1,934)
   Proceeds from line of credit                            -          5,149
   Proceeds from exercise of warrants                      -        167,131
                                              ______________  _____________
             Net Cash Provided by Financing
             Activities                                    -        149,746
                                              ______________  _____________
Net (Decrease) in Cash                               320,606        (19,670)

Cash at Beginning of Period                          454,377        263,930
                                              ______________  _____________
Cash at End of Period                         $      774,983  $     244,260
                                              ______________  _____________

                           [Continued]

                 IMAGENETIX, INC. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]

                                                       For the Nine
                                                       Months Ended
                                                       December 31,
                                              _____________________________
                                                  2004              2003
                                              ______________ ______________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                               $       20,250 $       15,859
       Income taxes                           $            - $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the Period Ended December 31, 2004

             None

     For the Period Ended December 31, 2003

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the period then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, the Company has exceeded federally insured limits. At December 31, 2004, the Company had $674,983 in cash balances in excess of federally insured limits.

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

  Trademarks   Costs of purchasing trademarks are amortized on a straight-
  line basis over 17 1/2 years.

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

  Revenue Recognition   Revenue is recognized when the product is shipped.
  The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at December 31, 2004.

  Income Taxes   The Company accounts for income taxes in accordance with
  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings (Loss) Per Share."

  Reclassification - The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  NOTE 2   ACCOUNTS RECEIVABLE

  Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
                                                       December 31,
                                                           2004
                                                       ___________
              Accounts receivable - trade              $ 1,276,377
              Allowance for doubtful accounts             (186,509)
                                                       ___________
              Accounts receivable, net                 $ 1,089,868
                                                       ___________

  The Company has pledged its accounts receivable as collateral against a line of credit. [See Note 6]


NOTE 3   INVENTORY

     Inventory consists of the following at:
                                                       December 31,
                                                           2004
                                                       ___________
              Raw Materials                            $ 1,052,054
              Finished product                              27,440
              Boxes, labels, tubes, & bottles              216,146
              Reserve for obsolete inventory              (129,564)
                                                       ___________
              Total Inventory                          $ 1,166,076
                                                       ___________

     The Company has pledged its inventory as collateral against a line of credit. [See Note 6]

                 IMAGENETIX, INC. AND SUBSIDIARY

  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

   The following is a summary of equipment, at cost, less accumulated depreciation:

                                                          December 31,
                                                              2004
                                                           __________
                  Lease-hold improvements                  $  110,597
                  Office equipment                             45,807
                  Leased equipment                             21,341
                  Less accumulated depreciation              (131,698)
                                                           __________
                                                           $   46,047
                                                           __________

  Depreciation expense for the nine months ended December 31, 2004 and 2003 was $18,592 and $22,399, respectively.

  The Company has pledged its property and equipment as collateral against a line of credit. [See Note 6]

NOTE 5   OTHER ASSETS

  The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:

                                                           December 31,
                                                               2004
                                                            __________
                  Trademarks                                $   11,736
                  Patents                                       28,467
                  Globestar                                      3,675
                  Less Amortization                            (15,656)
                                                            __________
                                                            $   28,222
                                                            __________

  For the nine months ended December 31, 2004 and 2003 amortization expense was $10,336 and $1,803, respectively.

  Deposits - The Company has also made deposits of prepaid rent for its corporate offices. At December 31, and March 31, 2004 the amounts included in "Other Assets" on the face of the balance sheet were $16,700.

  Prepaid expenses - The Company has also made prepaid deposits towards the production of an infomercial in the amount of $72,840 which is included in "Other Assets" on the face of the balance sheet.

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

  The Company has verbally negotiated the extension of terms on the line of credit. The agreement changes the terms on the line of credit to expire on December 31, 2006. All other terms and conditions of the line of credit remain the same.

  At December 31, 2004, the balance owing on the line of credit was $225,000. During the nine months ended December 31, 2004 and 2003 the Company recorded interest expense in connection with the line of $20,250 and $21,008, respectively.

NOTE 7   LEASES OBLIGATIONS

  Operating Lease   The Company has entered into a building lease for its
  office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the nine months ended December 31, 2004 and 2003 amounted to $172,273 and $124,901, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                                                           Minimum Annual
                  December 31,                             Rental Payments
                  __________                               _____________
                     2005                                  $     246,120
                     2006                                              -
                     2007
                     2008                                              -
                     2009                                              -
                                                           _____________
                                                           $     246,120
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

NOTE 9   CAPITAL STOCK

   Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

   Common Stock   The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2004, the Company had 8,722,152 shares of common stock issued and outstanding.

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

  Warrants   A summary of the status of the warrants granted under various agreements at December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                December 31, 2004      December 31, 2003
                         ___________________________  _______________________
                                    Weighted Average         Weighted Average
                         Shares       Exercise Price  Shares   Exercise Price
                         ____________  _____________  _________   ___________
Outstanding at beginning
of period                   4,011,598  $        1.18  4,178,729   $      1.22
Granted                             -              -          -             -
Exercised                           -              -   (167,131)         1.00
Forfeited                           -              -          -             -
Expired                             -              -          -             -
                         ____________  _____________  _________   ___________
Outstanding at end of
Period                      4,011,598  $        1.18  4,011,598   $      1.18
                         ____________  _____________  _________   ___________
Weighted average fair
value of options granted
during the year                     -  $           -          -   $         -
                         ____________  _____________  _________   ___________

  A summary of the status of the warrants granted under the various agreements at December 31, 2004, are presented in the table below:

             Warrants Outstanding                    Warrants Exercisable
          ___________________________________________________________________
                                  Weighted-Average           Weighted-Average
Range of          Number      Remaining      Exercise  Number     Exercise
Exercise Prices Outstanding Contractual Life    Price  Exercisable   Price
_______________ ___________ ________________ _________ ___________ __________
       $.70         250,000     1.75 years   $    .70     250,000     $ .70
 $  1.00 - 1.10   2,886,598     1.00 years   $   1.05   2,886,598     $1.05
 $  1.75 - 2.00     875,000      .75 years   $   1.96     875,000     $1.96
                 __________                            __________
                  4,011,598                             4,011,598

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

  A summary of the status of the options granted under the Company's 2000 stock option plans and other agreements at December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                 December 31, 2004        December 31, 2003
                           ___________________________  _____________________
                                       Weighted Average      Weighted Average
                           Shares        Exercise Price Shares Exercise Price
                           ___________ ________________ ______ ______________
Outstanding at beginning of
period                         650,000       $     1.44 650,000     $    1.44
Granted                         20,000              .88       -             -
Exercised                            -                -       -             -
Forfeited                            -                -       -             -
Expired                              -                -       -             -
                          ____________ ________________ _______ _____________
Outstanding at end of
Period                         670,000       $     1.42 650,000     $    1.44
                          ____________ ________________ _______ _____________
Weighted average fair
value of options granted
during the year                 20,000       $      .88       -     $       -
                          ____________ ________________ _______ _____________

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9   CAPITAL STOCK [Continued]

A summary of the status of the options granted under the stock option plan and other agreements at December 31, 2004, are presented in the table below:

                        Options Outstanding           Options Exercisable
            _________________________________________________________________
                                  Weighted-Average           Weighted-Average
Range of          Number      Remaining      Exercise  Number     Exercise
Exercise Prices Outstanding Contractual Life    Price  Exercisable   Price
_______________ ___________ ________________ _________ ___________ __________
$   .86 - 1.00      370,000       2.25 years $     .96     370,000   $    .98
$         2.00      300,000       7.00 years $    2.00     300,000   $   2.00
                 __________                             __________
                    670,000                                670,000

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

At December 31, 2004, the total of all deferred tax assets was approximately $135,400. The total of all deferred tax liabilities was approximately $1,800. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company anticipates being able to utilize all of the deferred tax assets. Therefore, the Company has not established a valuation allowance against the deferred tax assets as of December 31, 2004. The net change in the valuation allowance for the nine months ended December 31, 2004 was a decrease of approximately $169,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                             December 31,   March 31,
                                                2004          2004
                                              _________     _________
     Excess of tax over financial
      accounting depreciation                $   (1,776)   $   20,200
     Allowance for obsolete inventory            55,506        46,936
     Allowance for bad debt                      79,900        59,439
     Net operating loss carryover - state             -        42,583

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the nine months ended:

                                                   December 31,   December 31,
                                                         2004        2003
                                                     _________     _________
       Computed tax at the expected
         federal statutory rate                         34.00%        34.00%
       State income taxes, net of federal benefit        7.34          5.83
       Valuation allowance                             (18.59)       (32.07)
       Other                                              .56          2.15
                                                     _________     _________
       Effective income tax rates                       23.31%         9.91%
                                                     _________     _________

The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

                                                  December 31,   December 31,
                                                      2004          2003
                                                   _________     _________
         Current income tax expense:
              Federal                              $ 305,489     $       -
              State                                   40,269        24,775
                                                   _________     _________
         Net current tax expense                   $ 345,758     $  24,775
                                                   _________     _________

         Deferred tax expense (benefit) resulted from:
         Excess of tax over financial accounting
          depreciation                             $  21,976     $  (6,141)
         Contribution carryover                            -         1,898
         Net operating loss                           42,583        91,961
         Valuation allowance                        (169,159)      (80,170)
         Allowance for obsolete inventory             (8,569)      (17,926)
         Allowance for bad debts                     (20,461)       10,378
                                                   _________     _________
         Net deferred tax expense                  $(133,630)    $       -
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

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share of common stock for the period presented:

                                       For the Three       For the Nine
                                        Months Ended       Months Ended
                                        December 31,       December 31,
                                   ___________________   __________________
                                       2004    2003       2004       2003
                                   _________ _________   _________ ________
Income (loss) available to common
 shareholders (Numerator)          $ 346,850 $ 135,049   $ 697,723 $225,202
                                   _________ _________   _________ ________
Weighted average number of common
shares outstanding used in earnings
(loss) per share during the period
(Denominator)                      8,722,152 8,736,380   8,722,152 8,616,854
                                   _________ _________   _________ _________
Weighted average number of common
shares outstanding used in diluted
earnings (loss) per share during
the period (Denominator)           9,176,243 9,570,293  10,044,982 10,426,231
                                   _________ _________  __________ __________

At December 31, 2004, the Company had options to purchase 300,000 shares of common stock at $2.00 per share, warrants to purchase 750,000 shares of common shares at $2.00 per share, and warrants to purchase 125,000 shares of common stock at $1.75 per share were not included in the computation of earnings
(loss) per share because their effects are anti-dilutive. (The option / warrant exercise price was higher than the average market price.)

At December 31, 2003, the Company had options to purchase 300,000 shares of common stock at $2.00 per share, warrants to purchase 750,000 shares of common stock at $2.00 per share, and warrants to purchase 125,000 shares of common stock at $1.75 per share were not included in the computation of earnings
(loss) per share because their effects are anti-dilutive. (The option / warrant exercise price was higher than the average market price.)

NOTE 12   RELATED PARTY TRANSACTIONS

Line of credit   In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is secured with the Company's assets.

The Company has verbally negotiated the extension of terms on the line of credit. The agreement changes the terms on the line of credit to expire on December 31, 2006. All other terms and conditions of the line of credit remain the same.

                   IMAGENETIX, INC. AND SUBSIDIARY

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12   RELATED PARTY TRANSACTIONS (Continued)

At December 31, 2004, the balance owing on the line of credit was $225,000. During the nine months ended December 31, 2004 and 2003 the Company recorded interest expense in connection with the line of $20,250 and $21,088, respectively.

NOTE 13   CONCENTRATIONS

Sales - During the nine month period ending December 31, 2004, our four largest customers accounted for 22%, 15%, 15%, and 14% of our net sales.

During the nine months ended December 31, 2003, the Company had three significant customers which accounted for 27%, 11%, and 10% of sales.

Supplier - The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

Accounts Receivable - At December 31, 2004, the Company had three customers which accounted for 28%, 20%, and 13% of accounts receivable balances.

NOTE 14   SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company issued 1,672,500 shares of common stock for gross proceeds of $ $2,007,000 or $1.20 per share. Net proceeds amounted to $1,798,040 after deduction of stock offering costs of $208,960.

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

Results of Operations.
----------------------

     Three months ended December 31, 2004 and December 31, 2003.
     -----------------------------------------------------------

     Net sales for the three month period ending December 31, 2004 , were $2,739,743 or an increase of 157%, compared to the same three month period ending December 31, 2003. For the three month period ending December 31, 2004, we experienced a marginal increase in the cost of goods sold, as a percentage of net sales of 58% compared to 55%, for the three month period ending December 31, 2003. The reason for this increase in the cost of goods sold was associated with our sales mix for the quarter.

Selling, general and administrative expenses for the three month period ending December 31, 2004, were $538,600, compared to $326,914 for the three month period ending December 31, 2003. The increase was due primarily to a combination of reasons including increased legal, payroll, and insurance expenses. Net income was $346,850 for the three month period ending December 31, 2004, compared to $135,049 for the same quarter last year. This increase was due to increased orders from existing customers and sales to new clients.

     Nine months ended December 31, 2004 and December 31, 2003.
     ----------------------------------------------------------

     Net sales for the nine month period ending December 31, 2004, was $4,960,052 or an increase of 70%, compared to the same nine month period ending December 31, 2003.

     Net income for the nine month period ending December 31, 2004, was $697,723 compared to $225,202 for the nine month period ending December 31, 2003. Higher sales to existing and new clients primarily accounted for the increase in net income.

Liquidity.
----------

     Our net working capital position as of December 31, 2004, was $2,266,262 compared to $1,434,207 at December 31, 2003.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     We are named as a cross-defendant in one currently pending lawsuit alleging that a product containing ephedra has caused injuries and/or damages. The suit is pending in the United States District Court of Connecticut. Sufficient insurance coverage exists in terms of our Company's exposure to both defense costs and liability. We deny any and all alleged wrongdoing and are vigorously engaged in the defense of this lawsuit. Although ultimate liability for alleged damages cannot be determined at the present, we believe that under the circumstances of this case, including the availability of sufficient insurance, this lawsuit will not have a material adverse effect on our operations or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

         During the quarterly period ended December 31, 2004, we did not issue any "unregistered" and "restricted" shares of our common stock.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          On October 27, 2004, shareholders approved an increase of the number of shares reserved under our stock option plan to 1,500,000 shares for issuance under the plan of which 670,000 options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.00 per share. See our Definitive Proxy Statement filed September 1, 2004, with the Securities and Exchange Commission. See Item 6.

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits.
          ---------

          31.1 302 Certification of William P. Spencer

          31.2 302 Certification of Debra L. Spencer

          32   906 Certification

Definitive Proxy Statement filed September 1, 2004, with the Securities and Exchange Commission*

          * Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMAGENETIX, INC.


Date: 2/22/2005                    By/s/William P. Spencer
      ---------                      -------------------
                                     William P. Spencer
                                     CEO, President and Director


Date: 2/22/2005                    By/s/Debra L. Spencer
      ---------                      -------------------
                                     Debra L. Spencer
                                     Secretary/Treasurer and Director