Form 10KSB
period 2005-03-31
IMAGENETIX INC /NV/
filed 2005-07-19
CIK 839441

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
                            (Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year end March 31, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

          For the transition period from _____ to _____

                COMMISSION FILE NUMBER 033-24138-D

                         IMAGENETIX, INC.
          (Name of small business issuer in its charter)

             NEVADA                                    87-043772
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer Identification No.)

16935 West Bernardo Drive, Suite 101
San Diego, California                              92127
(Address of principal executive offices)          (Zip Code)

             Issuer's telephone number (858) 674-8455

Securities registered under Section 12(b) of the Exchange Act: NONE.

  Securities registered under Section 12(g) of the Exchange Act:
            COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Revenues for the fiscal year ended March 31, 2005 were:  $7,574,194.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 8, 2005 was $11,578,190.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 8, 2005 the issuer had 10,545,304 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No

                       Annual Report on Form 10-KSB
                    For the Year Ended March 31, 2005

                            TABLE OF CONTENTS

                                                                        Page

                             PART I

ITEM 1.     Description of Business                                       3
ITEM 2.     Description of Property                                      10
ITEM 3.     Legal Proceedings                                            10
ITEM 4.     Submission of Matters to a Vote of Security Holders          10

                            PART II

ITEM 5.     Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities     10
ITEM 6.     Management's Discussion and Analysis or Plan of Operation    11
ITEM 7.     Financial Statements                                         18
ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          18
ITEM 8A.    Controls and Procedures                                      18
ITEM 8B.    Other Information                                            19

                            PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act   20
ITEM 10.    Executive Compensation                                       21
ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                   22
ITEM 12.   Certain Relationships and Related Transactions                23
ITEM 13.   Exhibits                                                      24
ITEM 14.   Principal Accountant Fees and Services                        25

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.
As used in this annual report, the terms "we", "us", "our", and "Imagenetix" mean Imagenetix, Inc., unless otherwise indicated.

                              PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

The Company

We were organized as a Nevada corporation in March 1988 under the name Capital Growth, Inc. and completed an initial public offering of our securities in 1989. Imagenetix, Inc. was incorporated in Colorado in July 1996 under the name Internet International Business Management, Inc. and changed its name to Imagenetix, Inc. in April 1999. In October 2000 we merged with Imagenetix, Inc. Under the terms of the merger, we issued 6,550,000 shares of our common stock and 3,315,000 common stock purchase warrants and stock options to the Imagenetix security holders to acquire all 6,550,000 shares of Imagenetix Inc.'s outstanding common stock, along with all of its stock options and common stock purchase warrants. Our principal executive offices are located at 16935 West Bernardo Drive, Suite 101, San Diego, California 92127, and our telephone number is (858) 674-8455. Our home page can be located on the World Wide Web at http://www.imagenetix.net.

We develop, formulate and market on a private label basis over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin (Registered) which we have historically offered as a part of product formulations which we sold on a private label basis to our customers. Recently, however, we have begun offering Celadrin (Registered) as an ingredient which our customers may use in their own products.

A key part of our marketing strategy is our ability to provide to customers that distribute our products a "turnkey" approach to the marketing and distribution of our products. This turnkey approach provides our customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

We have developed and sold over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We have also begun to offer Celadrin (Registered) products through customers that in turn offer their products containing Celadrin (Registered) to mass market retailers.

Our Business

We develop, formulate and market on a private label basis over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television.

A key part of our marketing strategy is our ability to provide to customers that distribute our products a "turnkey" approach to the marketing and distribution of our products. Our "turnkey" approach provides:

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

Following development of a new product, and on behalf of our customers, we:

    * Conduct and complete any scientific studies necessary for regulatory compliance; and

    * Develop marketing tools and plans to promote product sales, including labels and graphic designs, promotional brochures and providing speakers to promote the products.

Our management and key personnel have many years experience in developing and selling nutritional products to domestic and international marketers, including direct marketers, health food stores and mass market merchandisers.

We currently sell over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. Our three largest customers, accounted for 30%, 10% and 10%, respectively, of our net sales for the year ended March 31, 2004 and our four largest customers, accounted for 31%, 13%, 13% and 13% for the year ended March 31, 2005.

Our Strategy

We are a developer, formulator and supplier of natural-based products, designed to enhance human and animal health. We develop, formulate and private label over-the-counter topical creams, nutritional and skin care products marketed globally through multiple channels of distribution. Our strategy involves:

    * Continuing to develop innovative and proprietary nutritional and skin care products;

    * Continuing to offer "turnkey" services, including product development, regulatory compliance, manufacturing and marketing services, to assist our customers in quickly bringing new products to market;


    * Marketing our products internationally by assisting our customers in registering their products for sale in foreign countries.

To date, we have completed the registration of over 25 products in foreign countries, including Japan, Australia, Norway, Venezuela, Germany, India and Canada. Most of the products registered contain our proprietary Celadrin (Registered) compound.

Industry Overview

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

We expect that the following factors will contribute to the ongoing growth of the domestic nutritional supplement industry:

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

Products

We offer a variety of specialized proprietary nutritional formulations, over-the-counter topical creams, and skin care products. Since beginning operations in February 1999, we have developed and sold over 60 products and formulations to businesses and organizations that market these private labeled products through multiple channels of distribution, including direct selling, sales to mass market retailers, direct response radio, nutritional newsletters and medical care professionals. Our product formulations may be developed by our customers, co-developed by us and our customers or developed exclusively by us for the customer.

Our leading product is Celadrin (Registered), a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2005, approximately 87% of our revenue, was generated from the sale of various formulations containing Celadrin (Registered). Historically, we have offered Celadrin (Registered) as part of a formulated branded or private label product. However, starting in June 2004, we have begun to offer Celadrin (Registered) as a branded ingredient to be used by our customers in their own product formulations.

A number of safety and efficacy studies have been conducted on Celadrin (Registered)'s principal composition, cetylated fatty acids. Studies have been presented at international scientific conferences, with two studies having been published in the Journal of Rheumatology and one study published in the Journal of Strength and Conditioning Research. We are continuing research to determine Celadrin (Registered)'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using the Celadrin (Registered) compounds and market these formulations through multiple distribution channels. Many of our customers resell Celadrin (Registered) and other formulated products under their own labels and trade names. We do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin (Registered), we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

In January 2004 our Celadrin (Registered) compound was approved by the government of India as a prescription drug for treating joint pain. Previously, in August 2002 we entered into an exclusive purchase and supply agreement with Cymbiotics to distribute Celadrin (Registered) to hospitals and clinics in India and certain other countries. The agreement expires on December 31, 2005 with a three year option if Cymbiotics meets specific minimum purchase requirements.

In June 2004 we entered into an agreement with Proprietary Nutritionals Inc. to globally promote and market our Celadrin (Registered) compound on a non-exclusive basis throughout the world, except India and China. The agreement includes a marketing and branding program supported by media and other advertising.

In January 2005 we entered into a two-year spokesperson agreement with Tony and Alicia Gwynn whereby they will actively promote Celadrin (Registered). Tony Gwynn is known for his achievements as a major league baseball player for the San Diego Padres and an eight time National League batting champion.

We use paid consultants who are medical doctors, scientific research consultants, independent scientific researchers and laboratories and universities to assist us in the development and testing of our products. We also have a clinical research consultant, Robert L. Hesslink, Jr. Sc.D., who offices with us, and consults with us on an active basis. We believe Celadrin (Registered) will be our principal compound in the near future. We intend to expand the number of customers who use this compound in formulas and to develop other formulas for new customers.

In addition to Celadrin (Registered), which we sell in many formulations including an oral product, a cream, and as a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 8% of our sales for the year ended March 31, 2005.

Raw Materials and Manufacturing

We develop and formulate proprietary, natural based, nutritional supplements, over-the-counter topical creams and skin care products but do not manufacture any of these products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have an agreement with our sole supplier of Celadrin (Registered) to purchase sufficient quantities of the compound to meet our anticipated needs through January 2012. We believe this agreement can be extended although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

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

Marketing and Distribution.

Since inception, we have marketed our products to clients in multiple channels of distribution with initial emphasis placed upon direct selling companies. Our marketing strategy consists of:

    * Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the direct selling and mass marketing of nutraceutical supplements and other nutraceutical products;

    * Continuing to assist our customers in designing new nutritional, topical, and skin care products using our formulations;

    * Continuing to design marketing materials, provide marketing spokespersons and offering other value added services to assist customers in expanding their sales of our product;

    * Developing and offering new products to direct marketing and mass marketing companies;

    * Offering products for distribution through medical and nutritional oriented professionals;

    * Offering products for distribution through direct response radio and television.

We will continue to offer our customers a turn key approach to their product needs. This approach emphasizes providing the customer with the support necessary to allow them to sell our products, including providing the scientific studies required by U.S. and foreign regulators, tailoring our product formulations specifically for each customer, obtaining approvals in foreign countries for our customers to market there, providing full marketing support for the products, including product information, product descriptions and speakers to discuss products at customer conventions and seminars and arranging for manufacture and shipment of the products according to customer instructions. We currently sell to ten direct selling distribution companies and national distributors.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31 were as follows:

                                       2005            2004

          Domestic sales                98.0%             97.8%

          Foreign sales:
             India                       1.2                 -
             Canada                      0.5                 -
             Australia                   0.2               1.0
             United Kingdom              0.1                 -
             Korea                         -               1.0
             Taiwan                        -               0.2
                                       ------            ------
          Total foreign sales            2.0               2.2
                                       ------            ------
          Total sales                  100.0%            100.0%
                                       ------            ------

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

Competition

The nutritional supplement and skin care industries are large and intensely competitive. We compete generally with companies that manufacture and market competitive nutritional products in each of our product lines, including companies such as Twin Labs, Weider Nutrition, IVC Industries and Perrigo. We also compete with companies that supply nutritional products to direct distribution companies, such as Leiner Health, Natural Alternatives and Vitatech. We also compete with companies that develop and sell skin care products, such as West Coast Cosmetics, CA Botana and Cosmetic Products International.

Competitive factors in the nutritional supplement and skin care markets include product effectiveness, scientific validation, proprietary formulations, price, quality of products, reliability of product delivery and marketing services offered to customers. We believe we compete favorably with respect to each of these factors. Nevertheless, most of our competitors have longer operating histories, wider product offerings, greater name recognition and financial resources than do we. However, we believe our turnkey approach of offering our customers significant regulatory and marketing support, as well as unique, scientifically validated products, improves our competitive position.

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

The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin (Registered), was on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin (Registered). Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:

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

Dietary supplements are subject to federal laws dealing with drugs and regulations imposed by the FDA. Those laws regulate, among other things, health claims, ingredient labeling and nutrition content claims characterizing the level of nutrient in the product. They also prohibit the use of any health claim for dietary supplements, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. A federal court has ruled that the FDA must authorize health claims presented to the agency in health claims petitions unless they are inherently misleading and must rely on disclaimers to eliminate any potentially misleading connotation conveyed by a claim. The court also held that even claims not supported by significant scientific agreement must be allowed if disclaimers can correct misleading connotations.

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

Trademarks and Patents

We received a trademark for "Celadrin" in February 2002.

In March 2003 we filed a patent application for Genepril, seeking approval of claims for the prevention and treatment of various types of arthritis and other inflammatory joint diseases, as well as periodontal, psoriasis, lupus and cardiovascular conditions. In June 2005 we received notification that the application has been approved and that a patent will be issued. There can be no assurance that others may not develop compounds superior to Genepril.

Employees

At March 31, 2005, we had 7 full-time employees, including our executive officers.

ITEM 2.     DESCRIPTION OF PROPERTY.

We rent 5,768 square feet of office space at 16935 West Bernardo Drive, Suite 101 and 101A, San Diego, California 92127 under a three-year lease ending December 2005 for $19,514 per month.

ITEM 3.     LEGAL PROCEEDINGS.

We are named as a cross-defendant in one currently pending lawsuit alleging that a product containing ephedra caused injuries and damages to the plaintiff. The suit, which is entitled "Piantodosi vs. Integris Global, L.P., et al" civil action number 3:03CV 0782 was filed in the United States District Court for the District of Connecticut in 2003. We have denied the plaintiff's allegations and are vigorously engaged in the defense of this lawsuit. We believe that this lawsuit will not have a material adverse effect on our operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded in the over-the-counter market and is quoted on the NASD OTC Bulletin Board system maintained by the National Association of Securities Dealers, Inc. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing bid quotations for the Common Stock for the fiscal years ended March 31, 2005 and 2004.

                                           Bid Quotations
                                         High           Low
     Fiscal Year Ended March 31, 2005
       First Quarter                    $1.40         $0.85
       Second Quarter                   $1.34         $0.86
       Third Quarter                    $1.65         $1.15
       Fourth Quarter                   $2.15         $1.45

     Fiscal Year Ended March 31, 2004
       First Quarter                    $0.91         $0.66
       Second Quarter                   $1.98         $0.85
       Third Quarter                    $1.63         $1.05
       Fourth Quarter                   $1.25         $0.90


We have approximately 325 shareholders of record as of July 8, 2005. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

During our fourth fiscal quarter ended March 31, 2005, we sold 1,672,500 shares of common stock the resale of which have been registered on a Registration Statement SB-2, File Number 333-123159, which went effective March 18, 2005.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We develop, formulate and market on a private label basis over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin (Registered) which we have historically offered as a part of product formulations which we sold on a private label basis to our customers. Recently, however, we have begun offering Celadrin (Registered) as an ingredient which our customers may use in their own products.

A key part of our marketing strategy is our ability to provide to customers that distribute our products a "turnkey" approach to the marketing and distribution of our products. This turnkey approach provides our customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

We have developed and sold over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We have also begun to offer Celadrin (Registered) products through customers that in turn offer their products containing Celadrin (Registered) to mass market retailers.

Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

We have identified eight accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.     Cash and Cash Equivalents.

For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable.

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

3.    Inventory

Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method.

4.    Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of five to seven years, except leasehold improvements which are depreciated over the lessor of the remaining lease life or the life of the asset, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

5.   Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years for patents and
17 years for trademarks.   The carrying value of patents and trademarks is
periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

6.   Stock Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. There were no stock options granted to employees in either of the two years ended March 31, 2005.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

7.   Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2005.

8.   Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Selected Financial Information

                              Year Ended
                                                   Increase
                              3/31/05   3/31/04   (Decrease)          %

Statements of Operations
   Net sales             $7,574,194     $4,568,264     $3,005,930     65.8%
   Cost of goods sold     4,506,878      2,413,145      2,093,733     86.8%
      % of net sales            60%            53%             7%     12.6%
   Gorss profit           3,067,316      2,155,119        912,197     42.3%
      % of met sales            40%            47%            -7%    -14.2%
Operating expenses
   General and
     administrative        932,104        805,572        126,532      15.7%
   Payroll expense         579,043        496,347         82,696      16.7%
   Consulting expense      516,729        274,452        242,277      88.3%
Total operating expenses 2,027,876      1,576,371        451,505      28.6%
Interest expense           (23,572)       (29,753)        (6,181)    -20.8%
Other income                 5,523              4          5,519        NM
Provision for taxes       (267,455)       (83,956)       183,499     218.6%
Net income                 753,936        465,043        288,893      62.1%
Net income per share basic    0.08           0.05           0.03      60.0%
Net income per share diluted  0.08           0.04           0.04     100.0%


Results of Operations

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Net Sales

Net sales for the year ended March 31, 2005 increased $3,005,930, 65.8%, to $7,574,194 compared to $4,568,264 for the year ended March 31, 2004. The primary reasons for the sales increase was that we sold Celadrin (Registered) as an ingredient to a new client and sales of our topical cream product containing Celadrin (Registered) to existing clients increased. We began selling Celadrin (Registered) as an ingredient into the mass market during our third fiscal quarter, and since, products containing Celadrin (Registered) have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores. We anticipate that the level of Celadrin (Registered) sales will continue to increase.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 53% for the year ended March 31, 2004 to 60% for the year ended March 31, 2005. This increase was primarily due to the lower selling margins associated with ingredient sales compared to private label finished goods. As mentioned above, we began selling Celadrin (Registered) as an ingredient into the mass market during our third fiscal quarter. We anticipate that profit margins will continue to reflect the increased proportion of ingredient sales.

General and Administrative

General and administrative expenses increased by $126,532, a 15.7% increase, to $932,104 for the year ended March 31, 2005 from $805,572 for the year ended March 31,2004. The primary reasons for the increase were a $58,693 increase to uncollectable receivables, a $37,113 increase in costs associated with clinical research, and an approximate $30,000 increase in general expenses as a result of the increase in net sales.

Payroll Expense

Payroll expense increased to $579,043 for the year ended March 31, 2005, an increase of 16.7% or $82,696, compared to $496,347 for the year ended March
31, 2004.   This increase was a result of additional personnel hired to support the increased selling and clinical research activities. We anticipate additional increases relative to increased net sales.

Consulting Expenses

Consulting expenses increased to $516,729 for the year ended March 31, 2005, an increase of 88.3% or $242,277, compared to $274,452 for the year ended March 31, 2004. This increase was a result of the increased clinical research and selling activities. We anticipate additional increases as we continue with clinical testing and approaching new markets.

Provision for Income Taxes

As a result of the increased income for the year ended March 31, 2005, income tax expense increased $183,499 or 218.6% to $267,455 compared to $83,956 for
the year ended March 31, 2004.    Since we have used up our federal and state
tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to net sales and profit before taxes.

Capital Resources
                                  Year Ended
                                                           Increase
                                3/31/05   3/31/04        (Decrease)

Working Capital

Current assets                $5,546,470     $2,249,261        $3,297,209
Current liabilities            1,600,221        815,054           785,167
                              ----------     ----------        ----------
  Working capital             $3,946,249     $1,434,207        $2,512,042
                              ==========     ==========        ==========
Long-term debt                $     0.00     $     0.00        $     0.00
                              ==========     ==========        ==========
Stockholders' equity          $4,172,290     $1,589,684        $2,582,606
                              ==========     ==========        ==========

Statements of Cash Flows Select Information

Net cash provided (used) by:
   Operating activities       $ (107,858)    $   93,384          $ (201,242)
   Investing activities       $  (86,660)    $  (41,093)         $  (45,567)
   Financing activities       $ 1,771,627    $  138,156          $1,633,471


Balance Sheet Select Information

  Cash and cash equivalents   $2,031,486     $  454,377          $1,577,109
                              ==========     ==========          ==========
  Accounts receivable         $2,064,089     $  803,832          $1,260,257
                              ==========     ==========          ==========
  Inventory                   $1,382,495     $  986,052          $  396,443
                              ==========     ==========          ==========
  Accounts payable and
  accrued expenses            $  862,046     $  396,833          $  465,213
                              ----------     ----------          ----------

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2005, we had cash holdings of $2,031,486, an increase of $1,577,109 compared to March 31, 2004. Our net working capital position at March 31, 2005, was $3,946,249 compared to $1,434,207 as of March 31, 2004. We have a single source and exclusive supplier arrangement with our Celadrin (Registered) supplier. We use Celadrin (Registered) in approximately 80% of our products representing approximately 87% of our sales for the year ended March 31, 2005. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

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

Risk Factors

You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

There Is Only One Supplier for Celadrin (Registered). If We Are Unable to Purchase Celadrin (Registered) from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin (Registered), which we use in approximately 80% of our products and which represented approximately 87% of our sales for each of the years ended March 31, 2004 and 2005. We rely upon Celadrin (Registered) to expand our product lines and revenue in the future. If our Celadrin (Registered) supplier goes out of business or elects for any reason not to supply us with Celadrin (Registered), we would have to find another Celadrin (Registered) supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our three largest customers accounted for 30%, 10% and 10% of our sales for the year ended March 31, 2004 and our four largest customers accounted for 31%, 13%, 13% and 13% of our sales for the year ended March 31, 2005. The loss of any of these customers would significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

We Rely upon Other Outside Suppliers to Produce Our Products Which Could Delay Our Product Deliveries.

All of our products are produced by outside manufacturers who process ingredients provided to them by our suppliers and with whom we have contracts. Our profit margins and our ability to deliver products on a timely basis are dependent upon these manufacturers and suppliers. Should any of these manufacturers or suppliers fail to provide us with product, we would be required to obtain new manufacturers and suppliers, which would be costly and time consuming and could delay our product deliveries.

Product Liability Claims Against Us Could Be Costly.

Some of our nutritional supplements contain newly-introduced ingredients or combinations of ingredients, and we have little long-term health information about individuals consuming those ingredients. If any of these products were thought or proved to be harmful, we could be subject to litigation. Although we carry product liability insurance in the face amount of $1,000,000 per occurrence and $2,000,000 in the aggregate and require our suppliers and manufacturers to include us as insured parties on their product liability insurance policies, our coverage may not be adequate to protect us from potential product liability claims and costs of defense.

We Are Subject to Intense Competition from Other Nutritional Supplement Marketers Which Could Reduce Our Revenue and Profit Margins.

Competition in the nutritional supplement market is intense. We compete with numerous companies that have longer operating histories, more products and greater name recognition and financial resources than we do. In order to compete, we could be forced to lower our product prices, which would reduce our revenue and profit margins.

We Are Highly Regulated, Which Increases Our Costs of Doing Business.

We are subject to laws and regulations which cover:

    * the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products;

    *   the health and safety of food and drugs;

    *   trade practice and direct selling laws; and

    * product claims and advertising by us; or for which we may be held responsible.

Compliance with these laws and regulations is time consuming and expensive. Moreover, new regulations could be adopted that would severely restrict the products we sell or our ability to continue our business.

There Are Limitations on the Liability of Our Officers and Directors Which May Restrict Our Stockholders from Bringing Claims.

Our Bylaws substantially limit the liability of our officers and directors to us and our stockholders for negligence and breach of fiduciary or other duties to us. This limitation may prevent stockholders from bringing claims against our officers and directors in the future.

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,404,652 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 4,888,848 shares of common
stock which could become free trading if exercised.   If our stockholders sell
substantial amounts of our common stock, the market price of our common stock could decrease.

There is a Limited but Potentially Volatile Trading Market in Our Common Stock, Which May Adversely Affect Our Stock Price.

Our common stock trades on the Electronic Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

    *  The lack of readily available price quotations;

    * The absence of consistent administrative supervision of "bid" and "ask" quotations;

    *   Lower trading volume; and

    *   Market conditions.

There could be wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

Because Our Common Stock May Be Classified as "Penny Stock," Trading in it Could Be Limited, and Our Stock Price Could Decline.

In the future, our common stock may fall under the definition of "penny stock" if our net tangible assets decline below $2,500,000. In such event, trading in our common stock would be limited because broker-dealers will be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

"Penny stocks" are equity securities with a market price below $5.00 per share, other than a security that is registered on a national exchange or included for quotation on the Nasdaq system, unless, as in our case, the issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

    * A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

    * All compensation received by the broker-dealer in connection with the transaction;

    *    Current quotation prices and other relevant market data; and

    * Monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2005, Pritchett, Siler & Hardy, P.C. ("Pritchett") was dismissed as our independent accountants. On March 31, 2005 our board of directors decided to engage Mayer Hoffman McCann, P.C. to serve as our independent accountants and approved the change of independent accountants. The reports of Pritchett on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.
During our two most recent fiscal years, we had no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, would have caused Pritchett to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. During our two most recent fiscal years, there were no "reportable events," as defined in Item 304(a)(3) of Regulation S-B. We reported the change in accountants on Form 8-K on April 6, 2005. The Form 8-K contained a letter from Pritchett, addressed to the SEC, stating that it agreed with the statements concerning Pritchett in such Form 8-K.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Imagenetix, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions
regarding required disclosure.   A control system can provide only reasonable,
not absolute, assurance that the objectives of the control system are met.

As of March 31, 2005, management carried out an assessment under the supervision of and with the participation of our principal executive officer (who also served as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. As of the date of this assessment, the principal executive officer concluded that certain of our disclosure controls and procedures were performed externally and, therefore, our internal controls were not deemed effective. We did not have an inside certified public accountant to provide effective oversight and review of financial transactions. As a result, management has identified the following internal control deficiencies which, when accumulated, represented a material weakness as of March 31, 2005:

    *    Lack of an inside certified public accountant;

    *    Preparation of periodic income tax provisions;

    * Review and recording of equity transactions, including warrant and option valuations;

    *    Certain end of period financial reconciliations; and

    *    Financial statement preparation disclosures.

We retained an external expert who reviewed all significant account balances and transactions reflected in the financial statements contained in this report and otherwise analyzed the transactions underlying our financial statements to verify the accuracy of the financial statements contained in this report. In addition, we have recruited a chief financial officer who will establish, design and implement systems and procedures over our internal control over financial reporting as well as add internal control expertise. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows.

Change in Internal Controls.

There have been no significant changes made in the internal controls and there were no other factors that could significantly effect our internal controls during the fourth quarter of the fiscal year covered by this report.

ITEM 8B.      OTHER INFORMATION.

None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2005:

Name                     Age           Position

William P. Spencer       52   Chief Executive Officer, President,
                              Chief Financial Officer and Director
Debra L. Spencer         53   Secretary, Treasurer and Director
Patrick S. Millsap       51   Vice President Marketing
Derek C. Boosey          62   Vice President International
Barry S. King            59   Director

Biographical Information

William P. Spencer has served as our president since January 1999. From January 1986 to December 1996 he served as chief operating officer, chief financial officer and executive vice-president of Natural Alternatives International, Inc., a company engaged in the formulation and production of encapsulated vitamins and nutrients. He was president of NAI from December 1996 to October 1998 and was a director from January 1986 to October 1998. From 1976 to 1988 he was a regional vice president for San Diego Trust and Savings Bank. Mr. Spencer earned a B.S. degree in finance and an MBA degree from San Diego State University.

Debra L. Spencer has served as our secretary and treasurer since March 1999. Her responsibilities also include product label copy and graphic design in compliance with FDA regulations as well as developing marketing materials for our private label products. From 1970 to 1981 she was an Executive Assistant to the Vice President of a local San Diego bank. She was a homemaker from 1981 to 1987. From 1987 to 1993 she served as vice president, secretary and treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company.

Patrick S. Millsap has served as vice-president of marketing since May 1999. From January 1990 to May 1999, he was employed by Natural Alternatives International, Inc. as a senior account manager. From 1988 to 1990, Mr. Millsap was director of marketing for Sonergy, Inc., a vitamin distributor. Mr. Millsap graduated in 1990 from San Diego State University with a B.A. degree in history. He received a certificate of international business from the University of San Diego in 1996.

Derek C. Boosey has served as our vice-president international since September 1999. From 1994 to September 1999, he was new business manager for National Alternatives International, Inc., and from 1990 to 1994 was director of marketing for Atheletics Canada. From 1984 to 1990, Mr. Boosey was a technical advisor to the Korean Ministry of Sports and a sports and marketing consultant for MKC International. He earned degrees in physical education from Keele University (England) and Opu University (England) and is the Senior Olympics world record holder in the triple jump in the age 55 to 60 class.

Barry S. King joined our Board in 2003. He was the Director of Marketing for the United States Olympic Committee from 1987 to 2002. Since 2002, Mr. King has been the Vice President and General Manager of Triactive America. Mr. King graduated with a B.A. degree from the University of Colorado in 1969.

William P. Spencer and Debra L. Spencer are married to each other.

Committees of the Board Of Directors

We do not have a separately-designated standing audit committee. Our board of directors perform the functions of the audit and nominating committees. Imagenetix's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters;
(4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. We presently do not have a compensation committee, an executive committee of our board of directors, stock plan committee or any other committees.

Audit Committee Financial Expert

We have not adopted an audit committee as of the date of this Annual Report. We will disclose when and if we do adopt an audit committee in the future.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of Imagenetix's equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, since April 1, 2004 all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our chief executive officer and the most highly compensated executive officers whose salaries and bonus exceeded $100,000 (each a "Named Officer") for the fiscal years ended March 31, 2005, 2004, and 2003.

                   SUMMARY COMPENSATION TABLE

                      Annual Cash Compensation    Long-Term Compensation
    Name and        Fiscal                                       All Other
Principal Position  Year Salary    Bonus        (# of Shares)    Compensation

William P. Spencer  2005 $  95,417 $70,000           None           None
  President and CEO 2004 $  90,000    Nil            None           None
                    2003 $  61,691    Nil            None           None


Aggregated Option Exercise and Fiscal Year-End Option Values

There were no exercises of stock options for the fiscal year ended March 31, 2005 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company's Stock Option Plan to the officers reflected in the Summary Compensation Table shown above.

                               Number of Unexercised Value of Unexercised
                  Shares          Options Held At In-The-Money Options At
                Acquired on   Value         arch 31, 2005        March 31,
2005
Name            Exercise (#)  Realized Exercisable Unexer Exercisable Unexer

William P. Spencer  0.00   0.00    150,000   0    $  125,000     $  0

The fair market value of the unexercised in-the-money options at March 31, 2005 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on March 31, 2005, $2.00.

The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

Compensation of Directors

No direct or indirect remuneration has been paid or is payable by us to the directors in their capacity as directors other than the granting of stock options. We expect that, during the next twelve months, we will not pay any direct or indirect remuneration to any directors of ours in their capacity as directors other than in the form of stock option grants or the reimbursement of expenses of attending directors' or committee meetings.

Employment Contracts

The Company does not have employment contracts with any of its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of July 8, 2005, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 16935 West Bernardo Drive, Suite 101, San Diego, California 92127.

Name of Beneficial Owner      Amount of Benefical      Percent of
                              Ownership (1)(2)         Ownership

William P.and Debra L. Spencer (3)      2,965,000      27.7%
Barry S. King                              10,000      *
Gary J. McAdam (4)                      2,741,483      23.4%
James Scibelli (5)                      1,069,750       9.5%
All officers and directors as a group
(5 persons)                             3,450,000      31.5%


*    Represents less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.

(3) Comprised of 2,790,000 shares and 175,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.

(4) Comprised of 1,435,557 shares and 1,305,926 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.

(5) Includes 370,000 shares and 699,750 common stock purchase warrants, all of which are owned by entities controlled by Mr. Scibelli.

Equity Compensation Plan Information

                                             Number of securities
                                             remaining available
          Number of securities                    for issuance under
          to be issued upon      Weighted average equity compensation
          exercise of            exercise price of     plans (excluding
          outstanding options, outstanding options, securities reflected in
          warrants and rights  warrants and rights     column (a))
Plan Category       (a)          (b)               (c)

Equity compensation
plans approved by
security holders         660,000        $1.43          1,055,000

Equity compensation
plans not approved
by security holders   4,228,848         $1.25                  0

Total                 4,888,848         $1.27          1,055,000


Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1999 William P. and Debra Spencer, officers, directors and principal stockholders of our company, loaned us $288,500 for operating expenses, evidenced by promissory notes bearing interest at 10% per annum. In 2000 the Spencers agreed to extend the notes until July 2002. In consideration of the extension of the notes, we issued to the Spencers in May 2001 options to purchase 125,000 shares of our common stock for $1.00 per share until September 2005. In March 2001 the Spencers reduced the amount due on the notes by $150,000.

In October 2001 we entered into a line of credit agreement with Messrs. McAdam and Scibelli, two of our principal stockholders, under which they agreed to advance us up to $1,000,000 for working capital secured by our accounts receivables, inventory, property and equipment, and bearing interest at 12% per annum. As additional consideration for the line of credit, we issued to them a total of 250,000 Class E warrants exercisable at $.70 each until October 2007. At March 31, 2005, we owed $225,000 under the line of credit.

In July 2002 we entered into an exclusive supply and distribution agreement with ChiRx, Inc., a company in which Mr. McAdam is an officer and director and in which a family trust is a principal stockholder, and pursuant to which we granted ChiRx the exclusive right to market our Celdrin (Registered) products through chiropractors worldwide for five years at prices set forth in a schedule to the agreement. GJM Trading Partners, Ltd., an entity controlled by Mr. McAdam, holds exclusive rights to market some of our products through certain e-commerce and chiropractic distribution channels.

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC., a company in which Gary McAdam, one of our principal stockholders, is an officer and principal stockholder. Under the agreement, Mr. McAdam provides us with business services and advice in the areas of finance and marketing strategies. The agreement calls for us to pay a monthly fee of $7,500 and can be terminated by either party with a 30 day notice.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties

ITEM 13.     EXHIBITS.

The following documents are filed as a part of this Report:

1. Financial Statements. The following consolidated financial statements and Report of Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

    Report of Mayer Hoffman McCann, P.C., Independent Registered Public Accounting Firm

    Report of Pritchett, Siler & Hardy, P.C., Independent Registered Public Accounting Firm

    Consolidated Balance Sheets- As of March 31, 2005 and 2004

    Consolidated Statements of Income- Years Ended March 31, 2005 and
    2004

    Consolidated Statement of Stockholders' Equity - Years Ended
    March 31, 2005 and 2004

    Consolidated Statements of Cash Flows- Years Ended March 31, 2005 and
    2004

    Notes to Consolidated Financial Statements

2. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.                          Title

3.01  Articles of Incorporation of the Registrant(1)

3.02  Bylaws of the Registrant(1)

3.03  Amendment to Articles of Incorporation (Name change)(2)

10.01 Celadrin  Supply Agreement with Organic Technologies(2)

10.02 Agreement with Natrol(2)

10.03 Supply and Distribution Agreement with The Enrich Corporation
      (Unicity)(2)

10.04 Office Lease(2)

10.05 Security Agreement(2)

10.06 Exchange Agreement dated March 23, 1999(1)

10.09 Line of Credit Agreement(2)

10.10 Modification to Enrich (Unicity) Agreement(2)

10.11 Exclusive Supply and Distribution Agreement (Sanavive)(3)

10.11(a) Agreement with Newport Bioceuticals, LLC(2)

10.12 Exclusive Supply and Distribution Agreement (Newport Bioceuticals)(3)

10.13 Exclusive Supply and Distribution Agreement (ChiRx, Inc.)(3)

10.14 Agreement(4)

10.15 Agreement(4)

10.16 Cymbiotics Distribution Agreement (5)

10.17 Proprietary Nutritionals Inc. Agreement (5)

10.18 Tony Gwynn Spokesperson Agreement (5)

10.19 Business Partners Operations Agreement (5)

14    Code of Ethics (4)

31.1 302 Certification of William P. Spencer

32.1 906 Certification of William P. Spencer

     (1) Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

     (2) Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

     (3) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2003.

     (4) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004.

     (5) Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18,2005.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2005 and 2004:

                                  Mayer Hoffman  Pritchett Siler &
                                   McCann P.C.      Hardy P.C.
       Fee category                  2005           2005         2004

       Audit fees                  $  90,000       $23,212       $23,820

       Audit-related fees          $       -       $   600       $     -

       Tax fees                    $   6,500       $ 1,125       $ 1,220

       All other fees              $       -       $     -       $     -
                                   ---------       -------       -------
       Total fees                  $  96,500       $24,937       $25,050
                                   ---------       -------       -------

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

              Index to Consolidated Financial Statements



    Reports of Independent Registered Public Accounting Firms        F-2-F-3

    Consolidated Balance Sheets, March 31, 2005 and 2004               F-4

    Consolidated Statements of Income, for the years ended
    March 31, 2005 and 2004                                            F-5

    Consolidated Statement of Stockholders' Equity, for the
    years ended March 31, 2005 and 2004                                F-6

    Consolidated Statements of Cash Flows, for the years ended
    March 31, 2005 and 2004                                            F-7

    Notes to Consolidated Financial Statements                      F-8-F-21

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
IMAGENETIX, INC.
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagentix, Inc. as of March 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plane and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.



/s/Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C
San Diego, CA
July 5, 2005

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
IMAGENETIX, INC.
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. at March 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. as of March 31, 2004, and the results of their operations and their cash flows for the year ended March 31, 2004, in conformity with generally accepted accounting principles in the United States of America.


/S/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

June 20, 2004
Salt Lake City, Utah

                         Imagenetix, Inc.
                   Consolidated Balance Sheets

March 31,                               2005           2004

ASSETS

Current assets:
     Cash and cash equivalents          $2,031,486          $     454,377
     Accounts receivable, net            2,064,089                803,832
     Inventories, net                    1,382,495                986,052
     Prepaid expenses                       26,700                  5,000
     Deferred tax asset                     41,700                      0
                                        ----------          -------------
Total current assets                     5,546,470              2,249,261

Property and equipment, net (Note 4)        42,987                 64,639

Other assets (Note 5)                      183,054                 90,838
                                        ----------          -------------
                                        $5,772,511          $   2,404,738
                                        ==========          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                   $  841,801          $    356,393
     Accrued liabilities                    20,245                40,440
     Customer deposits                      75,391                89,092
     Income tax payable                    437,784               104,129
     Line of credit with related party
      (Note 6)                             225,000               225,000
                                        ----------         -------------
          Total current liabilities      1,600,221               815,054

Stockholders' equity  (Note 9)
     Preferred stock, $.001 par value;
        5,000,000 shares authorized:
        none outstanding                         0                     0
     Common stock, $.001par value;
        50,000,000 shares authorized:
        10,404,652 and 8,722,152 issued and
       outstanding at March 31, 2005
        and 2004, respectively              10,405                 8,722
     Capital in excess of par value      4,267,707             2,440,720
     Retained earnings (deficit)          (105,822)             (859,758)
                                        ----------            ----------
Total stockholders' equity               4,172,290             1,589,684
                                        ----------            ----------
                                        $5,772,511            $2,404,738
                                        ==========            ==========

See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

                         Imagenetix, Inc.
                Consolidated Statements of Income


Years Ended March 31,                   2005                    2004

Net sales                          $7,574,194               $4,568,264

Cost of sales                       4,506,878                2,413,145
                                   ----------               ----------
Gross profit                        3,067,316                2,155,119

Operating expenses:
     General and administrative       932,104                  805,572
     Payroll expense                  579,043                  496,347
     Consulting expense               516,729                  274,452
                                   ----------               ----------
Operating expenses                  2,027,876                1,576,371
                                   ----------               ----------
Operating income                    1,039,440                  578,748
                                   ----------               ----------
Other income (expenses):
     Other income                       5,523                        4
     Interest expense (Note 6)        (23,572)                 (29,753)
                                   ----------               ----------
Other income (expenses)               (18,049)                 (29,749)
                                   ----------               ----------
Income before income taxes          1,021,391                  548,999
                                   ----------               ----------
Provision for taxes (Note 10)         267,455                   83,956
                                   ----------               ----------
Net income                         $  753,936               $  465,043
                                   ==========               ==========
Basic income per share             $     0.08               $     0.05
                                   ==========               ==========
Diluted income per share           $     0.08               $     0.04
                                   ==========               ==========

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

                         Imagenetix, Inc.
         Consolidated Statements of Stockholders' Equity

Years Ended March 31, 2005 and 2004
               Common Stock Capital in excess Retained EarningsStockholders'
              Shares  Amount  of Par Value        (Deficit)   Equity

Balance,
April 1, 2003       8,555,021  $8,555 $2,273,756    $(1,324,801)   $  957,510

Exercise of
common stock
warrants
at $1.00 per
share                 167,131     167    166,964              0       167,131
Net income for
the year ended
March 31, 2004              0       0          0        465,043       465,043
                    ---------   -----  ---------    -----------    ----------
Balance,
March 31, 2004      8,722,152   8,722  2,440,720       (859,758)    1,589,684
                    ---------   -----  ---------    -----------    ----------
Issuance of
common stock
at $1.20
per share           1,672,500   1,673  2,005,327              0     2,007,000
Stock offering
costs                                   (442,542)             0      (442,542)
Exercise of
stock options
at $0.88 per
share                  10,000      10      8,790              0         8,800
Value of warrants
and options issued                       255,412                      255,412
Net income for
the year ended
March 31, 2005              0      0           0        753,936       753,936
                   ---------- ------  ----------    -----------   -----------
Balance, March
31, 2005           10,404,652 $10,405 $4,267,707    $  (105,822)  $ 4,172,290
                   ---------- ------- ----------    -----------   -----------

See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

                         Imagenetix, Inc.
              Consolidated Statements of Cash Flows

Years Ended May 31,                                     2005        2004
Operating activities:
     Net income                                     $753,936         $465,043
     Adjustments to reconcile net income
       to cash provided by operating activities:
         Amortization and depreciation                27,647           32,129
         Provision for doubtful accounts            (106,677)          24,832
         Provision for inventory obsolescence        (36,887)          31,261
         Non cash expense related to issuance
          of warrants                                 57,043                0
         Change in deferred taxes                    (66,200)               0
         Changes in assets and liabilities:
             (Increase) in accounts receivable    (1,153,580)        (213,252)
             (Increase) decrease in employee
              receivable                              (5,000)               0
             (Increase) decrease in inventory       (359,556)        (317,220)
             (Increase) decrease in other assets      (3,751)               0
             Increase (decrease) in accounts
              payable                                485,408          (91,104)
             Increase (decrease) in accrued
              liabilities                            (20,195)          14,356
             Increase (decrease) in customer
              deposits                               (13,701)          63,383
             Increase (decrease) in income taxes
              payable                                333,655           83,956
                                                  ----------       ----------
Net cash provided by (used in) operating
activities                                          (107,858)          93,384
                                                  ----------       ----------
Investing activities:
     Acquisition of office equipment                  (3,000)               0
     Trademarks, patents and infomercial             (83,660)         (41,093)
                                                  ----------       ----------
Net cash used in investing activities                (86,660)         (41,093)
                                                  ----------       ----------
Financing activities:
     Proceeds from issuance of common stock        2,007,000                0
     Stock offering costs                           (244,173)               0
     Payments on notes payable to related party            0          (25,890)
     Proceeds from exercise of stock options and
     warrants                                          8,800          167,131
     Payments on lease liabilities                         0          (3,085)
                                                  ----------      ----------
Net cash provided by financing activities          1,771,627         138,156
                                                  ----------      ----------
Net increase in cash                               1,577,109         190,447
Cash, beginning of year                              454,377         263,930
                                                  ----------      ----------
Cash, end of year                                 $2,031,486      $  454,377
                                                  ==========      ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                  $   27,000      $   32,253
        Income taxes                              $        0      $        0

Noncash Investing and Financing Activities:
     In January 2005, the Company granted 167,250 warrants to purchase common stock in association with a private placement which were valued at $198,369.

See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. ["Parent"] organized under the laws of the State of Nevada on March 28, 1988; and its subsidiary Imagenetix, Inc ["Subsidiary"] organized under the laws of the state of Colorado on July 26, 1996 and its subsidiary Imagenetix ["Imagenetix CA"] organized under the laws of the State of California on January 7, 1999, ["The Company"]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products primarily in domestic markets.

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

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

Cash and Cash Equivalents

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of five to seven years, except leasehold improvements which are depreciated over the lessor of the remaining lease life or the life of the asset, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of four years for patents and
17 years for trademarks.   The carrying value of patents and trademarks is
periodically reviewed

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

Stock Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock based compensation under APB No. 25. There were no stock options granted to employees in either of the two years ended March 31, 2005 or 2004, and all prior grants were fully vested, therefore, there was no expense under SFAS No. 123.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2005.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 10).

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (See Note 11).

Recently Enacted Accounting Standards

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

NOTE 2        ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

                                                       March 31,
                                               2005        2004
          Accounts receivable-trade           $2,096,159    $ 942,579
          Allowance for doubtful accounts        (32,070)    (138,747)
                                              ----------    ---------
          Accounts receivable-net             $2,064,089    $ 803,832
                                              ==========    =========

The Company has pledged its accounts receivable as collateral against a line of credit. (See Note 6)

NOTE 3        INVENTORY

Inventory consists of the following at:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                                                       March 31,
                                                   2005        2004
                Raw materials                 $1,250,049    $857,014
                Finished products                 57,120      38,080
                Boxes, labels, tubes & bottles   148,000     200,519
                                              ----------   ---------
                                               1,455,169   1,095,613
                Reserve for obsolescence         (72,674)   (109,561)
                                              ----------   ---------
                                              $1,382,495  $  986,052
                                              ==========  ==========

The Company has pledged its inventory as collateral against a line of credit. (See Note 6).

NOTE 4 -      PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                                          March 31,
                                                      2005           2004
                   Office equipment               $45,807          $45,807
                   Lease-hold improvements        113,598          110,597
                   Leased equipment                12,341           21,341
                                                  -------          -------
                                                  171,746          177,745
                   Less accumulated depreciation  128,759          113,106
                                                  -------          -------
                                                  $42,987          $64,639
                                                  =======          =======

Depreciation expense for the year ended March 31, 2005 and 2004 was $24,652 and $29,676, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. (See Note 6)

NOTE 5        OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                                                      March 31,
                                               2005           2004

          Prepaid rent deposit          $         0         $    16,700
          Trademarks and infomercial         11,736              10,866
          Deposit on infomercial             79,240                   0
          Promotional                        43,750              37,500
          Patent                             28,468              24,917
          Deferred tax asset                 24,500                   0
          Legal                                   0               2,500
          Globestar                           3,675               3,674
                                       ------------         -----------
                                            191,368              96,157
          Less accumulated amortization       8,314               5,319
                                       ------------         -----------
                                       $    183,054         $    90,838
                                       ============         ===========

For the year ended March 31, 2005 and 2004 amortization expense was $2,995 and $2,453, respectively.

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

At March 31, 2005, the balance owed on the line of credit was $225,000. During the years ended March 31, 2005 and 2004 the Company recorded interest expense of approximately $27,000 each year in connection with the line.

NOTE 7        LEASES OBLIGATIONS

Operating Lease

The Company has entered into a building lease for its office. The lease on the facility expired on December 31, 2002, and was extended by mutual agreement for an additional three years. Lease expense for the years ended March 31, 2005 and 2004 amounted to $197,090 and $200,400, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                    Years ending March 31,

                    2006             $    175,626
                                    -------------
     Total minimum lease payments   $     175,626
                                    =============


NOTE 8        COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

Other agreements

The Company routinely enters into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements can be either short or long term and are normally limited to specific products and marketing opportunities. The Company is committed to purchase a minimum of $1,680,000 each year through 2012 of the major ingredient in its current products.

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable into up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued 50,000 shares of common stock during the year ended March 31, 2005, as the result of two of the milestones being met. The warrants were valued using the Black-Scholes pricing model and resulted in additional expense of approximately $57,000 as of March 31, 2005.

NOTE 9  CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005.

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2005, the Company had 10,404,652 shares of common stock issued and outstanding.

During the year ended March 31, 2004, the Company issued 167,131 shares of common stock for proceeds of $167,131. The shares were issued upon a shareholder exercising warrants at $1.00 per share.

During the year ended March 31, 2005, the Company issued 10,000 shares of common stock upon the exercise of warrants to purchase comon stock at $0.88 per share.

During the year ended March 31, 2005, the Company sold 1,672,500 shares of common stock for total proceeds of $2,007,000. Stock offering costs of $442,542 were recorded as part of the sale. The stock offering costs include the fair value, as determined by the Black-Scholes pricing model, of warrants issued to the private placement agent. Per the agreement, the private placement agent received 10% of the total shares issued in the form of a warrant with an exercise price equal to the share price of the issuance. The warrants were valued at approximately $198,000.

Stock Bonus Plan

During the year ended March 31, 2000, the board of directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. At present, 499,500 shares have been granted under the plan.

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2005 and 2004, and changes during the years then ended is presented below:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                                                Warrants
                                                        Weighted
                                                        Average
                                                        Exercise
                                         Shares          Price

Outstanding, April 1, 2003              4,178,729      $    1.22
     Granted                                    0           0.00
     Cancelled                                  0           0.00
     Exercised                           (167,131)          1.00
                                        ---------      ---------
Outstanding, March 31, 2004             4,011,598           1.18
                                        ---------      ---------
     Granted                              217,250           1.51
     Cancelled                                  0           0.00
     Exercised                                  0              0
                                        ---------      ---------
Outstanding, March 31, 2005             4,228,848           1.25
                                        ---------      ---------

Exercisable, March 31, 2004             4,228,848      $    1.25
                                        ---------      ---------
Exercisable, March 31, 2005             4,011,598      $    1.18
                                        ---------      ---------

Weighted average fair value of warrants
granted during the year ended
March 31, 2005                            217,250      $    1.18

The Company estimates the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2005: dividend yield of zero percent; expected volatility of 93%, risk-free interest rates of 3.99% to 4.13%; and expected lives of 5 years.

A summary of the status of the warrants granted under the various agreements at March 31, 2005, are presented in the table below:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                         Outstanding                   Exercisable
                         Weighted
                         Average        Weighted            Weighted
     Range of          Remaining   Average             Average
     Exercise  Number       Contractual Exercise  Number    Exercise
     Prices  Outstanding     Life       Price          Exercisable
Price

Warrants

 $   0.70        250,000 1.50  $   0.70        250,000  $   0.70
 $   1.00-1.20 3,053,848 1.24  $   1.06      3,053,848  $   1.06
 $   1.75-2.33   900,000 1.27  $   1.97        900,000  $   1.97
 $   2.78         25,000 5.00  $   2.78         25,000  $   2.78
               ---------                     ---------
               4,228,848                     4,228,848

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

Stock Option Plan

In August 2000 we adopted a Stock Option Plan, which we refer to as the "Plan," which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 670,000 options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.00 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall received stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

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

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

unless the stock option price is at least 110% of the fair market value of the common stock subject to the stock option on the date of grant.

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. There were no stock optons granted to employees during either of the two years ended March 31, 2005.

A summary of the status of the options granted under the Company's 2000 stock option plan and other agreements at March 31, 2005 and 2004, and changes during the years then ended is presented below:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

                                        Options
                                                  Weighted
                                                  Average
                                                  Exercise
                                   Shares         Price

Outstanding, April 1, 2003              650,000        $    1.44
     Granted                                  0             0.00
     Cancelled                                0             0.00
     Exercised                                0             0.00
                                       --------        ---------
Outstanding, March 31, 2004             650,000             1.44
                                       --------        ---------
     Granted                             20,000             0.88
     Cancelled                                0             0.00
     Exercised                          (10,000)            0.88
                                       --------        ---------
Outstanding, March 31, 2005             660,000             1.44
                                       --------        ---------

Exercisable, March 31, 2004             660,000        $    1.43
                                       --------        ---------
Exercisable, March 31, 2005             650,000        $    1.44
                                       --------        ---------


A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2005, are presented in the table below:

                         Outstanding                   Exercisable
                         Weighted
                         Average        Weighted            Weighted
     Range of          Remaining   Average             Average
     Exercise  Number       Contractual Exercise  Number    Exercise
     Prices  Outstanding     Life       Price          Exercisable
Price

Options

$    0.86-1.00 360,000   0.67 $    0.93      360,000   $    0.93
$    2.00      300,000   5.39 $    2.00      300,000   $    2.00
               -------                       -------
               660,000                       660,000

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at March 31, 2005.

At March 31, 2005 and 2004, the total of all deferred tax assets was approximately $66,200 and $169,000, respectively. There are no deferred tax liabilities for either year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $0 and $169,000 at March 31, 2005 and 2004, respectively. The net change in the valuation allowance for the year ended March 31, 2005 was approximately $169,000.

The temporary differences gave rise to the following deferred tax asset (liability):

                                                     March 31,
                                              2005           2004

          Excess of financial accounting
            over tax depreciation               $24,500        $20,200
          Allowance for obsolete inventory       29,000         46,936
          Allowance for bad debts                12,700         59,439
          Net operating loss carryover - state        0         42,583
                                                -------        -------
                                                 66,200        169,158
          Valuation allowance                         0       (169,158)
                                                -------        -------
          Net deferred tax asset                $66,200        $     0
                                                =======        =======

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

March 31,                                          2005           2004

     Federal income tax expense computed at
     the Federal statutory rate                 34.00%              34.00%
     State income tax expense net of Federal
     benefit                                     5.83%               5.43%
     Other- permanent differences                1.15%              -0.41%
     Change in valuation allowance             -16.56%             -23.73%
     Other                                       1.77%                  -
                                               ------             -------
Income tax benefit                              26.19%              15.29%


The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                                         March 31,
                                                    2005        2004

          Current income tax expense:
            Federal                                  $296,099    $ 28,884
            State                                      37,556      55,072
                                                     --------    --------
          Net current tax expense                    $333,655    $ 83,956
                                                     --------    --------
   Deferred tax expense (benefit) resulted
            from:
            Excess of tax financial accounting
              over tax depreciation                  $ (4,300)   $ (8,513)
            Contribution carryover                          0       2,041
            Net operating loss                         42,583     160,905
            Valuation allowance                      (169,158)   (130,273)
            Allowance for obsolete inventory           17,936     (13,521)
            Allowance for bad debts                    46,739     (10,639)
                                                     --------   ---------
          Net deferred tax expense (benefit)         $(66,200)  $       0
                                                     --------   ---------


Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 11   EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

                                                     For the Year Ended
                                                          March 31,
                                                       2005     2004

          Income available to common
            shareholders (Numerator)                $753,936     $465,043
                                                    ========     ========
          Weighted average number of common
            shares outstanding used in basic income
            per share during the period
            (Denominator)                          9,104,912    8,641,792

          Weighted average number of common
            shares outstanding used in diluted income
            per share during the period
            (Denominator)                          9,808,251   10,366,451
                                                   ---------   ----------


At March 31, 2005, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 925,000 shares of common stock at prices ranging from $1.75 to $2.78 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

At March 31, 2004, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 875,000 shares of common stock at prices ranging from $1.75 to $2.00 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

NOTE 12  RELATED PARTY TRANSACTIONS

Line of credit

Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrues interest at a rate of 12% per annum and expired in September 2002. At March 31, 2005, the line of credit had a balance of $225,000. During each of the two years ended March 31, 2005, the Company expensed approximately $27,000 in interest related to the line of credit.

                         IMAGENETIX, INC.
          Notes to the Consolidated Financial Statements
                     March 31, 2005 and 2004

NOTE 13  CONCENTRATIONS

Sales

During the year ended March 31, 2005, the Company had four significant customers which accounted for 31%, 13%, 13%, and 13% and of sales.

During the year ended March 31, 2004, the Company had three significant customers which accounted for 30%, 10%, and 10% and of sales.

Supplier

The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 80% of the Company's sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company's business and financial condition.

During the year ended March 31, 2005, the Company had three significant vendors which accounted for 36%, 11%, and 11% of cost of sales.

During the year ended March 31, 2004, the Company had three significant vendors which accounted for 21%, 12%, and 10% of cost of sales.

Accounts Receivable

At March 31, 2005, the Company had three customers which accounted for 56%, 15%, and 10% of the Company's accounts receivable balances.

At March 31, 2004, the Company had three customers which accounted for 44%, 13%, and 10% of the Company's accounts receivable balances

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        IMAGENETIX, INC.
                               a Nevada corporation

                               By: /s/ WILLIAM P. SPENCER
                                       William P. Spencer
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                Signature                 Title                    Date

      /s/ WILLIAM P. SPENCER  Chief Executive Officer, Chief     July 19, 2005
          William P. Spencer  Financial Officer (Principal
                              Accounting Officer),
                              President and Director


     /s/ DEBRA L. SPENCER     Secretary, Treasurer, and Director July 19, 2005
         Debra L. Spencer


     /s/ BARRY S. KING        Director                           July 19, 2005
         Barry S. King