Form 10QSB
period 2005-06-30
IMAGENETIX INC /NV/
filed 2005-08-16
CIK 839441

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB
                            (Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

             For quarterly period ended June 30, 2005

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

          For the transition period from _____ to _____

                COMMISSION FILE NUMBER 033-24138-D

                         IMAGENETIX, INC.
                         ----------------
(Exact name of small business issuer as specified in its charter)

              NEVADA                                  87-0463772
              ------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

               16935 West Bernardo Drive, Suite 101
                   San Diego, California  92127
                   ----------------------------
             (Address of principal executive offices)

            Issuer's telephone number (858) 674-8455

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
___
State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value                10,555,304

          (Class)                    Outstanding at August 15, 2005

 Transitional Small Business Disclosure Format (Check one): Yes X     No

                         Imagenetix, Inc.
                              INDEX

                                                                      Page


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 2005 (unaudited)
            and March 31, 2005                                          3

          Consolidated Statements of Income for the three months
            ended June 30, 2005 and 2004 (unaudited)                    4

          Consolidated Statements of Cash Flows for the three months
            ended June 30, 2005 and 2004 (unaudited)                    5

          Notes to Unaudited Consolidated Financial Statements          6

     Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14

     Item 3.    Controls and Procedures                                21

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       22
     Item 2.   Changes in Securities                                    *
     Item 3.   Defaults upon Senior Securities                          *
     Item 4.   Submission of Matters to a Vote of Security Holders      *
     Item 5.   Other Information                                        *
     Item 6.   Exhibits and Reports on Form 8-K                        22

SIGNATURES

     *    No information provided due to inapplicability of the item.

PART I   FINANCIAL INFORMATION
     Item 1.  Financial Statements

                         Imagenetix, Inc.
                   Consolidated Balance Sheets
                           (Unaudited)
                                        June 30,            March 31,
                                          2005                2005

ASSETS

Current assets:
     Cash and cash equivalents          $    1,509,624    $    2,031,486
     Accounts receivable, net                2,718,443         2,064,089
     Inventories, net                        1,383,926         1,382,495
     Prepaid expenses                           57,431            26,700
     Deferred tax asset                         70,400            41,700
                                       ---------------   ---------------
Total current assets                         5,739,824         5,546,470

Property and equipment, net                     36,936            42,987

Other assets                                   218,054           183,054
                                       ---------------   ---------------
                                       $     5,994,814 $       5,772,511
                                       ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                  $      972,065  $         841,801
     Accrued liabilities                       30,113             20,245
     Customer deposits                              0             75,391
     Income tax payable                       205,576            437,784
     Line of credit with related party        125,000            225,000
                                       --------------    ---------------
          Total current liabilities         1,332,754          1,600,221

Stockholders' equity
     Preferred stock, $.001 par value;
        5,000,000 shares authorized: none
        outstanding                                 0                  0
     Common stock, $.001par value;
        50,000,000 shares authorized:
        10,538,304 and 10,404,652 issued and
       outstanding at June 30 and March
        31, 2005, respectively                 10,539             10,405
     Capital in excess of par value         4,453,332          4,267,707
     Accumulated earnings (deficit)           198,189           (105,822)
                                     ----------------    ---------------
Total stockholders' equity                  4,662,060          4,172,290
                                     ----------------    ---------------
                                     $      5,994,814    $     5,772,511
                                     ================    ===============
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         Imagenetix, Inc.
                Consolidated Statements of Income
                           (Unaudited)

                                              Three Months Ended
                                            June 30,            June 30,
                                             2005                 2004

Net sales                               $    2,869,745      $    1,186,163

Cost of sales                                1,596,807             712,931
                                       ---------------      --------------
Gross profit                                 1,272,938             473,232

Operating expenses:
     General and administrative                291,409             118,461
     Payroll expense                           177,732              78,547
     Consulting expense                        261,417              73,021
                                       ---------------     ---------------
Operating expenses                             730,558             270,029
                                       ---------------     ---------------
Operating income                               542,380             203,203
                                       ---------------     ---------------
Other income (expense):
     Other income                                8,912                   1
     Interest expense (Note 7)                 (12,981)             (6,750)
                                       ---------------     ---------------
Other income (expense)                          (4,069)             (6,749)
                                       ---------------     ---------------
Income before income taxes                     538,311             196,454
                                       ---------------     ---------------
Provision for (benefits from)
taxes (Note 10)                                234,300             (93,575)
                                       ---------------     ---------------
Net income                             $       304,011     $       290,029
                                       ===============     ===============
Basic income per share                 $          0.03     $          0.03
                                       ===============     ===============
Diluted income per share               $          0.02     $          0.03
                                       ===============     ===============
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         Imagenetix, Inc.
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                  Three Months Ended
                                             June 30, 2005  June 30, 2004
Operating activities:
     Net income                               $    304,011   $    290,029
     Adjustments to reconcile net income
       to cash provided by (used in)
        operating activities:
         Amortization and depreciation               6,797          8,124
         Provision for doubtful accounts           (22,070)       (41,555)
         Provision for inventory obsolescence       81,096            300
         Non cash expense related to
          issuance of warrants                      38,607              0
         Change in deferred taxes                  (19,000)      (131,029)
         Changes in assets and liabilities:
           (Increase) decrease in accounts
             receivable                           (632,284)       122,135
           (Increase) decrease in inventory        (82,527)      (292,245)
           (Increase) decrease in other assets     (24,481)       (13,500)
           Increase (decrease) in accounts
            payable                                130,264        138,021
           Increase (decrease) in accrued
            liabilities                              9,868        (23,693)
           Increase (decrease) in customer
            deposits                               (75,391)       (24,926)
           Increase (decrease) in income taxes
            payable                               (242,608)        37,454
                                                 ---------    -----------
Net cash provided by (used in) operating
activities                                        (527,718)        69,115
                                                 ---------    -----------
Investing activities:
     Trademarks, patents and infomercial           (41,296)       (27,830)
                                                 ---------    -----------
Net cash used in investing activities              (41,296)       (27,830)
                                                 ---------    -----------
Financing activities:
     Payments on notes payable to related
      party                                       (100,000)             0
     Proceeds from exercise of stock options
      and warrants                                 147,152              0
                                                 ---------    -----------
Net cash provided by financing activities           47,152              0
                                                 ---------    -----------
Net increase (decrease) in cash                   (521,862)        41,285
Cash, beginning of period                        2,031,486        454,377
                                                 ---------    -----------
Cash, end of period                             $1,509,624    $   495,662
                                                 =========    ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                $   12,981    $     6,750
        Income taxes                            $  495,908    $         0
Non Cash Investing and Financing Activities:
     None

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                         IMAGENETIX, INC.
    Notes to the Unaudited Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended March 31, 2005.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period is not necessarily indicative of the results that may be expected for the year.

Earnings Per Share

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 8 for discussion of commitments to issue additional shares of common stock and warrants.

Stock Options

The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," require the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25. There were no stock options granted to employees in either of the two quarters ended June 30, 2005 or 2004, and all prior grants were fully vested, therefore, there was no expense under SFAS No. 123.

The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Sholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No.
43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to
require  treatment as current period  charges...."  This       Statement
requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting
for Employee Stock Ownership Plans".    The Company will adopt this standard
on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

3.        ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

                                          June 30,            March 31,
                                             2005              2005

     Accounts receivable - trade        $    2,654,943 $    2,096,159
     Warrant issuances receivable               73,500              0
     Allowance for doubtful accounts           (10,000)       (32,070)
                                        ---------------   -----------
        Accounts receivable, net        $     2,718,443   $ 2,064,089
                                        ---------------   -----------

The Company has pledged its accounts receivable as collateral against a line of credit. (See Note 7)

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

4.        INVENTORY

Inventory consists of the following at:

                                            June 30,       March 31,
                                             2005             2005

          Raw materials                 $    1,360,376 $    1,250,049
          Finished products                     57,120         57,120
          Boxes, labels, tubes & bottles       120,200        148,000
                                        -------------- --------------
                                             1,537,696      1,455,169
          Reserve for obsolescence            (153,770)       (72,674)
                                        -------------- --------------
                                        $    1,383,926 $    1,382,495
                                        -------------- --------------

The Company has pledged its inventory as collateral against a line of credit. (See Note 7).

5.        PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

                                              June 30,       March 31,
                                                2005           2005

          Office equipment                 $ 45,807       $ 45,807
          Lease-hold improvements           113,598        113,598
          Leased equipment                   12,341         12,341
                                          ---------       --------
                                            171,746        171,746

          Less accumulated depreciation     134,810        128,759
                                          ---------       --------
                                          $  36,936       $ 42,987
                                          ---------       --------


Depreciation expense for the quarter ended June 30, 2005 and 2004 was $6,051 and $6,883, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. (See Note 7)

6.        OTHER ASSETS

The following is a summary of intangible assets which are included in "Other Assets" on the face of the balance sheet:

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

                                          June 30,            March 31,
                                            2005                2005

          Trademarks                    $   13,032          $    11,736
          Deposit on infomercial           119,240               79,240
          Promotional                       37,500               43,750
          Patent                            28,468               28,468
          Deferred tax asset                25,200               24,500
          Globestar                          3,674                3,674
                                        ----------          -----------
                                           227,114              191,368

          Less accumulated amortization      9,060                8,314
                                        ----------          -----------
                                        $  218,054          $   183,054
                                        ----------          -----------

For the quarter ended June 30, 2005 and 2004 amortization expense was $746 and $1,241, respectively.

7.        LINE OF CREDIT   RELATED PARTY

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

At June 30, 2005, the balance owed on the line of credit was $125,000. During the quarter ended June 30, 2005 and 2004 the Company recorded interest expense of approximately $11,716 and $6,750, respectively, in connection with the line.

8.        COMMITMENTS AND CONTINGENCIES

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

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable for up to 125,000 shares of

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued a warrant exercisable for up to 50,000 shares of common stock during the year ended March 31, 2005 and a warrant exercisable for up to 25,000 shares of common stock during the quarter ended June 30, 2005, as the result of three of the milestones being met. The warrants were valued using the Black-Sholes pricing model and resulted in additional expense of approximately $57,000 during the year ended March 31, 2005 and $39,000 during the quarter ended June 30, 2005. The Company estimates the fair value of each warrant at the issuance date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for the quarter ended June 30, 2005: dividend yield of zero percent; expected volatility of 94%, risk-free interest rate of 3.64%; and expected live of 5 years.

9.        CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At June 30, 2005, the Company had 10,538,304 shares of common stock issued and outstanding.

During the quarter ended June 30, 2005, the Company issued 133,652 shares of common stock for proceeds of $147,152. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Stock Bonus Plan

During the year ended March 31, 2000, the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the Board of Directors. At present, 499,500 shares have been granted under the plan.

Warrants

At June 30, 2005, there were outstanding warrants exercisable for up to 4,120,196 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2005 through 2010. During the quarter ended June 30, 2005, the Company issued 133,652 shares of common stock for proceeds of $147,152. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Warrants to purchase 1,316,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

effective registration of the securities and the closing bid or selling price of the Company's common stock for 10 consecutive trading days equal to three times the exercise price of the warrants.

Stock Option Plan

In August 2000 the Company adopted a Stock Option Plan, which is referred to as the "Plan," which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants.
Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 660,000 options are outstanding as of June 30, 2005. The options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.00 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

10.        INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at June 30, 2005.

At June 30 and March 31, 2005, the total of all deferred tax assets was $95,600 and $66,200, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset (liability):

                                               June 30,         March 31,
                                                  2005           2005

     Excess of financial accounting
       over tax depreciation                 $    25,200       $ 24,500
          Allowance for obsolete inventory        61,200         29,000
          Allowance for bad debts                  4,000         12,700
          Other                                    5,200              0
                                             -----------       --------
          Net deferred tax asset             $    95,600       $ 66,200
                                             -----------       --------

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the periods ended:

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

                                                         June 30,
                                                    2005           2004

     Federal income tax expense computed at
      the Federal statutory rate                   $183,000        $66,794
     State income tax expense net of Federal
     benefit                                         34,300         17,367
     Change in valuation allowance                        -       (169,171)
     Other                                           17,000         (8,565)
                                                   --------      ---------
      Income tax expense                           $234,300      $ (93,575)
                                                   ========      =========

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:

                                          Three Months Ended June 30,
                                              2005           2004

     Current income tax expense:
       Federal                           $    205,200        $    37,454
       State                                   58,500                  0
                                         ------------        -----------
     Net current tax expense             $    263,700        $    37,454
                                         ------------        -----------
     Deferred tax expense (benefit)
      resulted from:
       Excess of financial
        accounting over
       tax depreciation                  $       (900)       $     8,085
       Other                                      400                  0
       Net operating loss                           0             12,242
        Valuation allowance                         0           (169,159)
       Allowance for obsolete
        inventory                             (39,700)                 0
       Allowance for bad debts                 10,800             17,803
                                         ------------        -----------
     Net deferred tax benefit            $    (29,400)       $  (131,029)
                                         ------------        -----------
     Net                                 $    234,300        $   (93,575)
                                         ============        ===========


Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11.       EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

                         IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

                                            For the Three Months Ended
                                                    June 30,
                                                2005           2004

     Income available to common
       shareholders (Numerator)            $    304,011   $    290,029
                                           ============   ============
     Weighted average number of common
       shares outstanding used in basic
       income per share during the period
       (Denominator)                         10,459,800      8,722,152

     Weighted average number of common
       shares outstanding used in diluted
       income per share during the period
       (Denominator)                         12,333,978      9,500,964
                                             ----------      ---------

At June 30, 2005, the Company had warrants to purchase 75,000 shares of common stock at prices ranging from $2.33 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to the exercise price being higher than the average market price.

At June 30, 2004, the Company had options to purchase 550,000 shares of common stock at a price of $2.00 per share and warrants to purchase 2,445,000 shares of common stock at prices ranging from $1.10 to $2.00 per share that were not included in the computation of earnings per share because their effects were anti-dilutive due to the exercise price being higher than the average market price.

12.       RELATED PARTY TRANSACTIONS

Line of credit

See note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005.

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

Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

We have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.  Accounts receivable.
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

2.    Inventory
Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. At each period end, management adjusts the inventory allowance based on estimates. These estimates take into account spoilage, yields, obsolescence and overstocked inventory amounts.

3.   Revenue Recognition
Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. We have not had significant returns and accordingly, have not established an estimated allowance for returns at March 31, 2005.

4.   Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

Selected Financial Information

                           Three Months Ended
                                                        Increase
                           6/30/05       6/30/04        (Decrease)          %

Statements of Operations:
   Net sales               $2,869,745     $1,186,163    $1,683,582     141.9%
   Cost of goods sold       1,596,807        712,931       883,876     124.0%
      % of net sales              56%            60%           -4%      -7.4%
   Gross profit             1,272,938        473,232       799,706     169.0%
      % of net sales              44%            40%            4%      11.2%
Operating expenses
   General and
   administrative             291,409        118,461       172,948     146.0%
   Payroll expense            177,732         78,547        99,185     126.3%
   Consulting expense         261,417         73,021       188,396     258.0%
Total operating expenses      730,558        270,029       460,529     170.5%
Interest expense              (12,981)        (6,750)        6,231      92.3%
Other income                    8,912              1         8,911        NM
Provision for (benefit
from) taxes                   234,300        (93,575)     (327,875)   -350.4%
Net income                    304,011        290,029        13,982       4.8%
Net income per share basic       0.03           0.03          0.00       0.0%
Net income per share diluted     0.02           0.03         (0.01)    -33.3%

Results of Operations

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Net Sales

Net sales for the quarter ended June 30, 2005, increased $1,683,582, 141.9%, to $2,869,745 compared to $1,186,163 for the quarter ended June 30, 2004. The primary reasons for the sales increase was that we sold Celadrin (Registered) as an ingredient to a new client and sales of our topical cream product containing Celadrin (Registered) to existing clients increased. We began selling Celadrin (Registered) as an ingredient into the mass market starting in October 2004, and since, products containing Celadrin (Registered) have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons and GNC Health Stores. We anticipate that the level of Celadrin (Registered) sales will continue to increase.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 60% for the quarter ended June 30, 2004, to 56% for the quarter ended June 30, 2005. This decrease was primarily due to the lower cost of goods sold associated with ingredient sales compared to private label finished goods. As mentioned above, we began selling Celadrin (Registered) as an ingredient into the mass market during October 2004. We anticipate the cost of goods sold will continue to reflect the increased proportion of ingredient sales.

General and Administrative

General and administrative expenses increased by $172,948, a 146.0% increase, to $291,409 for the quarter ended June 30, 2005, from $118,461 for the quarter ended June 30, 2004. The primary reasons for the increase were an approximate $24,000 increase to bad debts, $41,000 increase in travel costs associated with clinical research, $20,000 increase in the costs of delivery services, $18,000 increase in the cost of insurance and $69,000 increase in general expenses as a result of the increase in net sales.

Payroll Expense

Payroll expense increased to $177,732 for the quarter ended June 30, 2005, an increase of 126.3% or $99,185, compared to $78,547 for the quarter ended June 30, 2004. This increase was a result of additional personnel hired to support the increased selling and clinical research activities. We anticipate additional increases relative to increased net sales.

Consulting Expenses

Consulting expenses increased to $261,417 for the quarter ended June 30, 2005, an increase of 258.0% or $188,396, compared to $73,021 for the quarter ended June 30, 2004. This increase was a result an approximate $43,000 increase in clinical research and selling activities, an approximate $84,000 increase in auditing fees as a result of a change in accountants and an approximate $40,000 in litigation expenses. We anticipate additional increases as we continue with clinical testing and approaching new markets.

Provision for Income Taxes

As a result of the increased income for the quarter ended June 30, 2005, income tax expense of $234,300 was recognized during the current quarter compared to $93,575 of tax benefits being recognized during the quarter ended June 30, 2004. The quarter ended June 30, 2004, reflects tax loss carry-forwards. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

Working Capital
                                                            Increase
                             6/30/05        3/31/05        (Decrease)

Current assets             $5,739,824      $5,546,470       $   193,354
Current liabilities         1,332,754       1,600,221          (267,467)
                           ----------      ----------        -----------
  Working capital          $4,407,070      $3,946,249        $   460,821
                           ==========      ==========        ===========

Long-term debt             $     0.00      $     0.00        $      0.00
                           ==========      ==========        ===========
Stockholders' equity       $4,662,060      $4,172,290        $   489,770
                           ==========      ==========        ===========


Statements of Cash Flows Select Information

                                    Three Months Ended      Increase
                                    6/30/05     6/30/04    (Decrease)
Net cash provided by (used in):
   Operating activities          $(527,718)  $  69,115     $(596,833)
   Investing activities          $ (41,296)  $ (27,830)    $ (13,466)
   Financing activities          $  47,152   $       0     $  47,152


Balance Sheet Select Information
                                                               Increase
                                      6/30/05      3/31/05    (Decrease)

  Cash and cash equivalients       $1,509,624     $2,031,486  $(521,862)
                                   ==========     ==========  =========
  Accounts receivable              $2,718,443     $2,064,089  $ 654,354
                                   ==========     ==========  =========
  Inventory                        $1,383,926     $1,382,495  $   1,431
                                   ==========     ==========  =========
  Accounts payable and accrued
  expenses                         $1,002,178     $  862,046  $ 140,132
                                   ==========     ==========  =========

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2005, we had cash holdings of $1,509,624, a decrease of $521,862 compared to March 31, 2005. Our net working capital position at June 30, 2005, was $4,407,070 compared to $3,946,249 as of March 31, 2005. We have a single source and exclusive supplier arrangement with our Celadrin (Registered) supplier. We use Celadrin (Registered) in approximately 80% of our products representing approximately 87% of our sales for the year ended March 31, 2005. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No.
43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require  treatment as current period  charges...."  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting
for Employee Stock Ownership Plans".    The Company will adopt this standard
on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

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

There Is Only One Supplier for Celadrin (Registered). If We Are Unable to Purchase Celadrin (Regisered) from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin (Registered), which we use in approximately 80% of our products and which represented approximately 87% of our sales for the year ended March 31, 2005. We rely upon Celadrin (Registered) to expand our product lines and revenue in the future. If our Celadrin (Registered) supplier goes out of business or elects for any reason not to supply us with Celadrin (Registered), we would have to find another Celadrin (Registered) supplier or suffer a significant reduction in our revenue.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,555,304 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 4,780,196 shares of common
stock which could become free trading if exercised.   If our stockholders sell
substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) During the quarter ended June 30, 2005, we recruited a chief financial officer who established, designed and implemented systems and procedures over our internal control over financial reporting as well as added internal control expertise which included:

     *    Preparation of periodic income tax provisions;

     * Review and recording of equity transactions, including warrant and option valuations;

     *    Certain end of period financial reconciliations; and

     *    Financial statement preparation and disclosures.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, not applicable.

ITEM 6.     EXHIBITS.

Exhibits

Exhibit No.                    Title

31.1      302 Certification of William P. Spencer, Chief Executive Officer

31.2      302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1      906 Certification of William P. Spencer, Chief Executive Officer

32.2      906 Certification of Lowell W. Giffhorn, Chief Financial Officer

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IMAGENETIX, INC.
                         a Nevada corporation

Date:  August 16, 2005                   By: /s/ WILLIAM P. SPENCER
                                             William P. Spencer
                                             Chief Executive Officer

                                   (Principal Executive, Financial and
                                   Accounting Officer and duly authorized
                                   to sign on behalf of the Registrant)