Form 10QSB
period 2005-09-30
IMAGENETIX INC /NV/
filed 2005-11-22
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2005

☐Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value    10,672,596

        (Class)    Outstanding at November 21, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and March 31, 2005	3

Consolidated Statements of Income for the three and six months ended September 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004 (unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	25

SIGNATURES	26

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$2,169,040	$2,031,486
Accounts receivable, net	1,667,130	2,064,089
Inventory	1,670,409	1,382,495
Prepaid expenses	278,016	26,700
Income tax receivable	61,424	—
Deferred tax asset	93,000	41,700

Total current assets	5,939,019	5,546,470

Property and equipment, net	31,383	42,987

Other assets	522,188	183,054

	$6,492,590	$5,772,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,377,113	$841,801
Accrued liabilities	22,113	20,245
Customer deposits	15,700	75,391
Income tax payable	—	437,784
Line of credit with related party	50,000	225,000

Total current liabilities	1,464,926	1,600,221

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized: 10,672,596 and 10,404,652 issued and outstanding at September 30 and March 31, 2005, respectively	10,673	10,405
Capital in excess of par value	9,894,015	4,267,707
Accumulated deficit	(4,877,024)	(105,822)
Total stockholders' equity	5,027,664	4,172,290
	$6,492,590	$5,772,511

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$2,016,295	$1,034,146	$4,886,040	$2,220,309

Cost of sales	1,152,244	470,464	2,607,343	1,183,395

Gross profit	864,051	563,682	2,278,697	1,036,914

Operating expenses:
General and administrative	1,076,388	228,861	1,509,505	347,322
Payroll expense	272,344	125,052	450,076	203,599
Consulting expense	207,782	80,599	469,199	153,620
Operating expenses	1,556,514	434,512	2,428,780	704,541
Operating (loss) income	(692,463)	129,170	(150,083)	332,373
Other income (expense):
Other income	9,105	1	18,017	2
Modification of warrants (Note 9)	(4,675,304)	—	(4,675,304)	—
Interest expense (Note 7)	(4,551)	(7,207)	(17,532)	(13,957)
Other income (expense)	(4,670,750)	(7,206)	(4,674,819)	(13,955)
(Loss) income before income taxes	(5,363,213)	121,964	(4,824,902)	318,418

Provision for (benefits from) taxes (Note 10)	(288,000)	104,152	(53,700)	10,577

Net (loss) income	$(5,075,213)	$17,812	$(4,771,202)	$307,841

Basic (loss) income per share	$(0.48)	$—	$(0.45)	$0.04
Diluted (loss) income per share	$(0.48)	$—	$(0.45)	$0.03

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	September 30,
	2005	2004
Operating activities:
Net (loss) income	$(4,771,202)	$307,841
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization and depreciation	13,724	7,889
Provision for doubtful accounts, net	2,930	(33,381)
Provision for inventory obsolescence	112,927	28,647
Non cash expense related to warrants and stock options	5,284,882	—
Stock issued for services	87,750	—
Change in deferred taxes	(295,400)	(115,119)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	394,029	70,385
(Increase) decrease in inventory	(400,841)	(283,768)
(Increase) decrease in other assets	(326,940)	(14,271)
Increase (decrease) in accounts payable	535,312	(71,182)
Increase (decrease) in accrued liabilities	1,868	(31,487)
Increase (decrease) in customer deposits	(59,691)	149,818
Increase (decrease) in income taxes payable	(411,084)	125,695
Net cash provided by operating activities	168,264	141,067
Investing activities:
Trademarks, patents and infomercial	(109,654)	(52,981)
Net cash used in investing activities	(109,654)	(52,981)
Financing activities:
Payments on notes payable to related party	(175,000)	—
Proceeds from exercise of stock options and warrants	253,944	—
Net cash provided by financing activities	78,944	—
Net increase in cash	137,554	88,086
Cash, beginning of period	2,031,486	454,377
Cash, end of period	$2,169,040	$542,463

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,532	$13,957
Income taxes	$740,908	$—
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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Reclassifications

Certain items included in the three and six months ended September 30, 2004 financial statements have been reclassified to conform to the current period presentation.

Earnings Per Share

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 9 for discussion of commitments to issue additional shares of common stock and warrants. (See Note 11).

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

contingent based on future performance are measured at their then current fair value at each period end, until vested.

The Company estimates the fair value of each option or warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the six months ended September 30, 2005: dividend yield of zero percent; expected volatility of from 90% to 94%; risk-free interest rates of 3.64% to 4.02%, and expected lives of from 2.5 to 5 years.

Under the accounting provisions of SFAS No. 123, the Company's net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(5,075,213)	$17,812	$(4,771,202)	$307,841
Stock-based employee compensation, net of tax effects, included in reported net loss	109,200	—	109,200	—
Stock-based employee compensation, net of tax effects	(233,627)	—	(233,627)	—
Proforma net income (loss)	$(5,199,640)	$17,812	$(4,895,629)	$307,841

Net income (loss) per share:
Basic- as reported	$(0.48)	$—	$(0.45)	$0.04
Basic- proforma	$(0.49)	$—	$(0.46)	$0.04
Diluted- as reported	$(0.48)	$—	$(0.45)	$0.03
Diluted- proforma	$(0.49)	$—	$(0.46)	$0.03

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	March 31,
	2005	2005

Accounts receivable - trade	$1,702,130	$2,096,159
Allowance for doubtful accounts	(35,000)	(32,070)
Accounts receivable, net	$1,667,130	$2,064,089

The Company has pledged its accounts receivable as collateral against a line of credit. (See Note 7)

4.  INVENTORY

Inventory consists of the following at:

	September 30,	March 31,
	2005	2005

Raw materials	$1,451,338	$1,205,175
Finished products	111,804	57,120
Boxes, labels, tubes & bottles	107,267	120,200
	$1,670,409	$1,382,495

The Company has pledged its inventory as collateral against a line of credit. (See Note 7).

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

5.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September 30,	March 31,
	2005	2005
Office equipment	$45,807	$45,807
Lease-hold improvements	113,598	113,598
Leased equipment	12,341	12,341

	171,746	171,746
Less accumulated depreciation	(140,363)	(128,759)

	$31,383	$42,987

Depreciation expense for the six months ended September 30, 2005 and 2004 was $11,604 and $4,302, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. (See Note 7)

6.  OTHER ASSETS

The following is a summary of Other Assets:

	September 30,	March 31,
	2005	2005
Trademarks	$13,033	$11,736
Deposit on infomercial	159,598	79,240
Promotional	31,250	43,750
Patent	56,467	28,468
Deferred tax asset (Note 10)	268,600	24,500
Globestar	3,674	3,674
	532,622	191,368

Less accumulated amortization	(10,434)	(8,314)

	$522,188	$183,054

For the six months ended September 30, 2005 and 2004 amortization expense was $2,120 and $4,031, respectively.

7.  LINE OF CREDIT - RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrues interest at a rate of 12% per annum. The line of credit is for working capital needs and is secured with the Company’s assets. The line of credit agreement expired on September 30, 2002. The

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Company has verbally negotiated extension of terms on the line of credit. The verbal agreement changes the terms on the line of credit to a month to month basis.

At September 30, 2005, the balance owed on the line of credit was $50,000. During the six months ended September 30, 2005 and 2004 the Company recorded interest expense of approximately $16,266 and $13,957, respectively, in connection with the line.

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

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable for up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued a warrant exercisable for up to 50,000 shares of common stock during the year ended March 31, 2005 and a warrant exercisable for up to 25,000 shares of common stock during the six months ended September 30, 2005, as the result of three of the milestones being met. The warrants were valued using the Black-Scholes pricing model and resulted in additional expense of approximately $57,000 during the year ended March 31, 2005 and $39,000 during the six months ended September 30, 2005. The Company estimates the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the six months ended September 30, 2005: dividend yield of zero percent; expected volatility of 90% to 94%, risk-free interest rates of 3.64% to 4.02%; and expected lives of 5 years.

9. CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At September 30, 2005, the Company had 10,672,596 shares of common stock issued and outstanding.

During the six months ended September 30, 2005, the Company issued 222,944 shares of common stock for proceeds of $253,944. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Also, during the six months ended September 30, 2005, the Company issued 45,000 shares of common stock to three individuals in exchange for services they provided to the company. The services performed were valued based on the price of the common stock on the date of issuance, $1.95 per share or $87,750 in the aggregate. This amount was reflected as non-cash expense during the quarter ended September 30, 2005.

Stock Bonus Plan

During the year ended March 31, 2000, the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the Board of Directors. To date, 499,500 shares have been granted under the plan.

Warrants

At September 30, 2005, there were outstanding warrants exercisable for up to 4,155,904 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2007 through 2010. During the six months ended September 30, 2005, the Company issued 222,944 shares of common stock for proceeds of $253,944. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

In addition, during the six months ended September 30, 2005, the Company extended the expiration date on warrants exercisable for up to 4,011,601 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. The Company failed to maintain a timely registration statement. As a compromise, the Company agreed to modify the terms of the warrants. Due to this modification, the Company recorded a non-cash expense of $4,675,304 for the three and six months ended September 30, 2005.  The Company estimated the fair value of the warrants at the modification date by using the Black-Scholes pricing model with the following weighted average assumptions used for the three and six months ended September 30, 2005: Dividend yield of zero percent; expected volatility of 93%; risk free interest rate of 3.7%; and expected lives of 2.5 years.

Warrants to purchase 1,133,657 shares at $1.00 per share, 720,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company’s common stock for 10 consecutive trading days equal to three times the exercise price of the warrants.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,009,000 options are outstanding as of September 30, 2005. The options have been granted to directors, executive officers, employees and consultants at prices ranging from $.86 to $2.35 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. During the six months ended September 30, 2005, the Company granted options to purchase up to 349,000 shares of common stock with exercise prices ranging from $1.95 to $2.35 per share which are subject to vesting schedules and will

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

expire five years from the date of grant. Also, during the six months ended September 30, 2005, the Company extended the expiration date on stock options exercisable for up to 360,000 shares of common stock to October 23, 2007. Due to the modification of the terms of the stock option agreements, the Company recorded non-cash expenses of $281,866 related to stock options issued to consultants and $109,200 related to stock options issued to employees.

10.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at September 30, 2005.

At September 30 and March 31, 2005, the total of all deferred tax assets was $361,600 and $66,200, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset:

	September 30,	March 31,
	2005	2005

Excess of financial accounting over tax depreciation	$25,800	$24,500
Valuation of warrants and stock options	242,800	—
Allowance for obsolete inventory	73,900	29,000
Allowance for bad debts	13,900	12,700
Other	5,200	—
Net deferred tax asset	$361,600	$66,200

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

	For the Six Months Ended September 30,
	2005	2004

Federal income tax expense computed at the Federal statutory rate	$(1,640,500)	$125,696
State income tax expense net of Federal benefit	(7,900)	—
Change in valuation allowance	—	(169,158)
Modification of warrants	1,589,600	––
Other	5,100	54,039

Income tax expense	$(53,700)	$10,577

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended September 30,
	2005	2004

Current income tax expense:
Federal	$188,100	$125,696
State	53,600	—

Net current tax expense	241,700	125,696

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over tax depreciation	(1,200)	19,283
Valuation of warrants and stock options	(242,800)
Other	(5,200)	—
Net operating loss	—	32,599
Valuation allowance	—	(169,158)
Allowance for obsolete inventory	(45,000)	(12,144)
Allowance for bad debts	(1,200)	14,301

Net deferred tax benefit	(295,400)	(115,119)

Net	$(53,700)	$10,577

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Income (loss) available to common shareholders (Numerator)	$(5,075,213)	$17,812	$(4,771,202)	$307,841

Weighted average number of common shares outstanding used in basic income (loss) per share during the period (Denominator)	10,601,412	8,722,152	10,530,993	8,722,152

Weighted average number of common shares outstanding used in diluted income (loss) per share during the period (Denominator)	10,601,412	8,812,079	10,530,993	9,590,891

For the six months ended September 30, 2005, the Company had warrants to purchase 50,000 shares of common stock at prices ranging from $2.78 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to the exercise price being higher than the

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

average market price. For the three and six months ended September 30, 2005, the basic and dilutive weighted average number of common shares outstanding were the same because the effects are anti-dilutive due to the net loss for each of the periods.

At September 30, 2004, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 750,000 shares of common stock at $2.00 per share that were not included in the computation of earnings per share because their effects were anti-dilutive due to the exercise price being higher than the average market price.

12. RELATED PARTY TRANSACTIONS

Line of credit

See note 7.

13. CONCENTRATIONS

Sales

During the six months ended September 30, 2005, the Company had four significant customers which accounted for 31%, 11%, 11%, and 10% of sales.

During the six months ended September 30, 2004, the Company had three significant customers which accounted for 23%, 20%, and 14% of sales.

Accounts Receivable

At September 30, 2005, the Company had four customers which accounted for 28%, 20%, 17%, and 13% of the Company’s accounts receivable balances.

Supplier

The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which account for approximately 80% of the Company’s sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company’s business and financial condition.

14. SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Company entered into a new 5,426 square foot commercial lease to relocate its San Diego headquarters and operations. The lease will commence on January 1, 2006 for a term of seven years with monthly payments ranging from $10,309 to $12,673.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005.

Overview

We develop, formulate and market on a private label basis over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® which we have historically offered as a part of product formulations which we sold on a private label basis to our customers. Recently, however, we have begun offering Celadrin® as an ingredient which our customers may use in their own products.

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

We have developed and sold over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We have also begun to offer Celadrin® products through customers that in turn offer their products containing Celadrin® to mass market retailers.

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

1.  Accounts receivable.
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

2. Inventory
Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. At each period end, management adjusts the inventory allowance based on estimates. These estimates take into account spoilage, yields, obsolescence and overstocked inventory amounts.

3. Revenue Recognition
Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at September 30, 2005.

4. Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

5. Stock Options and Warrants
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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Selected Financial Information

	Three Months Ended
			Increase
	9/30/05	9/30/04	(Decrease)%
Statements of Operations:
Net sales	$2,016,000	$1,034,000	$982,000	95%
Cost of goods sold	1,152,000	470,000	682,000	145%
% of net sales	57%	45%	12%	26%
Gross profit	864,000	564,000	300,000	53%
% of net sales	43%	55%	-12%	-21%
Operating expenses
General and administrative	1,076,000	229,000	847,000	370%
Payroll expense	272,000	125,000	147,000	118%
Consulting expense	208,000	81,000	127,000	157%
Total operating expenses	1,556,000	435,000	1,121,000	258%
Interest expense	(5,000)	(7,000)	(2,000)	-29%
Modification of warrants	(4,675,000)	—	(4,675,000)	NM
Other income	9,000	—	9,000	NM
Provision for (benefit from) taxes	(288,000)	104,000	392,000	NM
Net (loss) income	(5,075,000)	18,000	(5,093,000)	NM
Net (loss) income per share basic	(0.48)	—	(0.48)	NM
Net (loss) income per share diluted	(0.48)	—	(0.48)	NM

Net Sales

Net sales for the quarter ended September 30, 2005 increased $982,000, 95%, to $2,016,000 compared to $1,034,000 for the quarter ended September 30, 2004. The primary reasons for the sales increase was that we sold Celadrin® as an ingredient to a new client and sales of our topical cream product containing Celadrin® to existing clients increased. We began selling Celadrin® as an ingredient into the mass market starting in October 2004, and since, products containing Celadrin® have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores. We anticipate that the level of Celadrin® sales will continue to increase.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 45% for the quarter ended September 30, 2004 to 57% for the quarter ended September 30, 2005. This increase was primarily due to increased expenses charged to cost of goods sold associated with the ingredient sales. As mentioned above, we began selling Celadrin® as an ingredient into the mass market during October 2004. We anticipate the cost of goods sold will continue to reflect the increased costs associated with ingredient sales.

General and Administrative

General and administrative expenses increased by $847,000, a 370% increase, to $1,076,000 for the quarter ended September 30, 2005 from $229,000 for the quarter ended September 30, 2004. The primary reasons for the increase were approximately $249,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $268,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, approximately $282,000 non-cash expense as a result of changing the terms on stock options and a $25,000 increase to bad debts. We anticipate a reduction in future general and administrative expense due to the non-recurring nature of the non-cash item discussed above.

Payroll Expense

Payroll expense increased to $272,000 for the quarter ended September 30, 2005, an increase of 118% or $147,000, compared to $125,000 for the quarter ended September 30, 2004. This increase was a result of approximately $109,000 non-cash expense as a result of changing the terms on stock options and additional personnel hired to support the increased selling and clinical research activities. We anticipate a reduction in future payroll expense due to the non-recurring nature of the non-cash item discussed above.

Consulting Expenses

Consulting expenses increased to $208,000 for the quarter ended September 30, 2005, an increase of 157% or $127,000, compared to $81,000 for the quarter ended September 30, 2004. This increase was a result of approximately $62,000 related to product presentations, public relations and investor relations and approximately $56,000 related to increased accounting expenses. We anticipate additional increases in consulting expenses as we continue with clinical testing and developing new markets.

Modification of Warrants

We recorded a one-time, non-cash expense of $4,675,000 during the quarter ended September 30, 2005, related to the modification of the terms of warrants issued in 2000 and 2001.

Provision for Income Taxes

As a result of the loss for the quarter ended September 30, 2005, income tax benefits of $288,000 was recognized during the current quarter compared to $104,000 of tax expense being recognized during the quarter ended September 30, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Selected Financial Information

	Six Months Ended
			Increase
	9/30/05	9/30/04	(Decrease)%
Statements of Operations:
Net sales	$4,886,000	$2,220,000	$2,666,000	120%
Cost of goods sold	2,607,000	1,183,000	1,424,000	120%
% of net sales	53%	53%	0%	0%
Gross profit	2,279,000	1,037,000	1,242,000	120%
% of net sales	47%	47%	0%	0%
Operating expenses
General and administrative	1,510,000	347,000	1,163,000	335%
Payroll expense	450,000	204,000	246,000	121%
Consulting expense	469,000	154,000	315,000	205%
Total operating expenses	2,429,000	705,000	1,724,000	245%
Interest expense	(18,000)	(14,000)	4,000	29%
Modification of warrants	(4,675,000)	—	(4,675,000).	NM
Other income	18,000	—	18,000	NM
Provision for (benefit from) taxes	(54,000)	10,000	64,000	NM
Net (loss) income	(4,771,000)	308,000	(5,079,000)	NM
Net (loss) income per share basic	(0.45)	0.04	(0.49)	NM
Net (loss) income per share diluted	(0.45)	0.03	(0.48)	NM

Net Sales

Net sales for the six months ended September 30, 2005 increased $2,666,000, 120%, to $4,886,000 compared to $2,220,000 for the six months ended September 30, 2004. The primary reasons for the sales increase was that we sold Celadrin® as an ingredient to a new client and sales of our topical cream product containing Celadrin® to existing clients increased. We began selling Celadrin® as an ingredient into the mass market starting in October 2004, and since, products containing Celadrin® have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores. We anticipate that the level of Celadrin® sales will continue to increase.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained constant at 53% for the six months ended September 30, 2005 and 2004. As mentioned above, we began selling Celadrin® as an ingredient into the mass market during October 2004. We anticipate future cost of goods sold will reflect the increased costs associated with ingredient sales.

General and Administrative

General and administrative expenses increased by $1,163,000, a 335% increase, to $1,510,000 for the six months ended September 30, 2005 from $347,000 for the six months ended September 30, 2004. The primary reasons for the increase were approximately $442,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $282,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, approximately $282,000 non-cash expense as a result of changing the terms on stock options, $49,000 increase to bad debts before recoveries, $35,000 increase in travel costs associated with clinical research, and $38,000 increase in the costs of delivery services. We anticipate a reduction in future general and administrative expense due to the non-recurring nature of the non-cash item discussed above.

Payroll Expense

Payroll expense increased to $450,000 for the six months ended September 30, 2005, an increase of 121% or $246,000, compared to $204,000 for the six months ended September 30, 2004. This increase was a result of approximately $109,000 non-cash expense as a result of changing the terms on stock options and additional personnel hired to support the increased selling and clinical research activities. We anticipate a reduction in future payroll expense due to the non-recurring nature of the non-cash item discussed above.

Consulting Expenses

Consulting expenses increased to $469,000 for the six months ended September 30, 2005, an increase of 205% or $315,000, compared to $154,000 for the six months ended September 30, 2004. This increase was a result of an approximate $104,000 increase in clinical research and selling activities, an approximate $139,000 increase in accounting expenses inclusive of the costs of changing to a new auditing firm, and an approximate $37,000 in litigation expenses. We anticipate additional increases as we continue with clinical testing and approaching new markets.

Modification of Warrants

We recorded a one-time, non-cash expense of $4,675,000 during the quarter ended September 30, 2005, related to the modification of the terms of warrants issued in 2000 and 2001.

Provision for Income Taxes

As a result of the loss during the six months ended September 30, 2005, the Company reflected an income tax benefit of $54,000 compared to income tax expense of $10,000 for the six months ended September 30, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

Working Capital
			Increase
	9/30/05	3/31/05	(Decrease)

Current assets	$5,939,000	$5,546,000	$393,000
Current liabilities	1,465,000	1,600,000	(135,000)
Working capital	$4,474,000	$3,946,000	$528,000

Long-term debt	$—	$—	$—

Stockholders' equity	$5,028,000	$4,172,000	$856,000

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	9/30/05	9/30/04	(Decrease)
Net cash provided by (used in):
Operating activities	$168,000	$141,000	$27,000
Investing activities	$(110,000)	$(53,000)	$(57,000)
Financing activities	$79,000	$—	$79,000

Balance Sheet Select Information
			Increase
	9/30/05	3/31/05	(Decrease)

Cash and cash equivalients	$2,169,000	$2,031,000	$138,000

Accounts receivable	$1,667,000	$2,064,000	$(397,000)

Inventory	$1,670,000	$1,382,000	$288,000

Accounts payable and accrued expenses	$1,399,000	$862,000	$537,000

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2005, we had cash holdings of $2,169,000, an increase of $138,000 compared to March 31, 2005. Our net working capital position at September 30, 2005, was $4,474,000 compared to $3,946,000 as of March 31, 2005. We have a single source and exclusive supplier arrangement with our Celadrin® supplier. We use Celadrin® in approximately 80% of our products representing approximately 87% of our sales. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this standard on April 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment". This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Company will adopt this standard on January 1, 2006. Management is still evaluating the impact this standard will have on our financial statements.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 80% of our products and which represented approximately 87% of our sales for the six months ended September 30, 2005. We rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our four largest customers accounted for 31%, 11%, 11% and 10% of our sales for the six months ended September 30, 2005. The loss of any of these customers would significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

We Are Highly Regulated, Which Increases Our Costs of Doing Business.

We are subject to laws and regulations which cover:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products;

•	the health and safety of food and drugs;

•	trade practice and direct selling laws; and

•	product claims and advertising by us; or for which we may be held responsible.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,672,596 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,164,904 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

There is a Limited but Potentially Volatile Trading Market in Our Common Stock, Which May Adversely Affect Our Stock Price.

Our common stock trades on the Electronic Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

• The lack of readily available price quotations;

• The absence of consistent administrative supervision of "bid" and "ask" quotations;

• Lower trading volume; and

• Market conditions.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and

•
Monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) During the six months ended September 30, 2005, we recruited a chief financial officer who has begun establishing, designing and implementing systems and procedures over our internal control over financial reporting as well as added internal control expertise which includes:

•	Preparation of periodic income tax provisions;

•	Review and recording of equity transactions, including warrant and option valuations;

•	Certain end of period financial reconciliations; and

•	Financial statement preparation and disclosures.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

During the quarter, we were dismissed from a case in which we were named as a cross-defendant alleging that a product containing ephedra caused injuries and damages to the plaintiff . The suit, which is entitled "Piantodosi vs. Integris Global, L.P., et al" civil action number 3:03CV 0782 was filed in the United States District Court for the District of Connecticut in 2003.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)
During the six months ended September 30, 2005, we offered and/or sold the following common stock and warrants, either for cash or in consideration of services rendered as indicated below, without registration under the Securities Act of 1933, as amended, and exemption for such sales from registration under the Act is claimed in reliance upon the exemption provided by Section 4(2) thereof on the basis that such offers and sales were transactions not involving any public offering. Appropriate precautions against transfer have been taken, including the placing of a restrictive legend on all certificates evidencing such securities. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

		Number of	Aggregate	Purchase Price
Name	Date of Sale	Shares	Purchase Price	per Share

John Turner	7/1/2005	25,000	$48,750.00	$1.95 Services
William Fleet	7/1/2005	5,000	$9,750.00	$1.95 Services
He Zhang	7/1/2005	15,000	$29,250.00	$1.95 Services

		Number of	Exercise Price	Expiration
Warrant Holder	Date of Issuance	Shares	per Share	Date

Dean Mosca	06/02/05	25,000	3.45	06/01/10
He Zhang	07/01/05	35,000	1.50	05/31/10
William Fleet	07/01/05	15,000	1.50	05/31/10
John Turner	07/01/05	30,000	1.50	05/31/10
Johnathan Greenhut	07/01/05	10,000	1.95	05/31/10
Maurile Tremblay	07/01/05	25,000	1.95	05/31/10
Gordon Ross	07/01/05	10,000	1.95	05/31/10

ITEM 6.     EXHIBITS.

(a)	Exhibits -

Exhibit No.	Title
31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC. a Nevada corporation

Date: November 22, 2005	By:	/s/ William P. Spencer
William P. Spencer
Chief Executive Officer

(Principal Executive and duly authorized to sign on behalf of the Registrant)