Form 10QSB
period 2005-12-31
IMAGENETIX INC /NV/
filed 2006-02-13
CIK 839441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 033-24138-D

IMAGENETIX, INC.

(Exact name of small business issuer as specified in its charter)
NEVADA	87-0463772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Rancho Bernardo Road, Suite 105
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	__10,690,819________
(Class)	Outstanding at February 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Imagenetix, Inc.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of December 31, 2005 (unaudited) and March 31, 2005	3

	Consolidated Statements of Income for the three and nine months ended December 31, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	25

SIGNATURES		26

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,196,200	$2,031,486
Accounts receivable, net	1,000,830	2,064,089
Inventory	1,358,091	1,382,495
Prepaid expenses	551,793	26,700
Income tax receivable	68,382	-
Deferred tax asset	84,400	41,700

Total current assets	5,259,696	5,546,470

Property and equipment, net	26,313	42,987

Other assets	582,694	183,054

	$5,868,703	$5,772,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$402,797	$841,801
Accrued liabilities	34,322	20,245
Customer deposits	66,185	75,391
Income tax payable	-	437,784
Line of credit with related party	-	225,000

Total current liabilities	503,304	1,600,221

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,687,344 and 10,404,652 issued and
outstanding at December 31 and March 31, 2005, respectively	10,688	10,405
Capital in excess of par value	10,134,089	4,267,707
Accumulated deficit	(4,779,378)	(105,822)
Total stockholders' equity	5,365,399	4,172,290
	$5,868,703	$5,772,511

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net sales	$1,742,979	$2,739,743	$6,629,019	$4,960,052

Cost of sales	834,412	1,602,427	3,403,148	2,785,822

Gross profit	908,567	1,137,316	3,225,871	2,174,230

Operating expenses:
General and administrative	411,158	301,788	1,458,892	649,110
Payroll expense	171,543	147,895	512,419	351,494
Consulting expense	234,066	88,917	703,265	242,537
Operating expenses	816,767	538,600	2,674,576	1,243,141
Operating (loss) income	91,800	598,716	551,295	931,089
Other (expense) income:
Other income	7,964	1	25,981	3
Costs related to stock options and
warrants	(26,918)	-	(5,311,800)	-
Interest expense	-	(7,284)	(17,532)	(21,241)
Other income (expense)	(18,954)	(7,283)	(5,303,351)	(21,238)
(Loss) income before income taxes	72,846	591,433	(4,752,056)	909,851

Provision for (benefits from) taxes	(24,800)	244,583	(78,500)	212,128

Net income (loss)	$97,646	$346,850	$(4,673,556)	$697,723

Basic income (loss) per share	$0.01	$0.04	$(0.44)	$0.08
Diluted income (loss) per share	$0.01	$0.04	$(0.44)	$0.07

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	December 31,
	2005	2004
Operating activities:
Net (loss) income	$(4,673,556)	$697,723
Adjustments to reconcile net (loss) income
to cash provided by operating activities:
Amortization and depreciation	40,854	28,928
Provision for doubtful accounts, net	12,930	47,764
Provision for inventory obsolescence	78,225	20,303
Non cash expense related to warrants and stock options	5,311,800	-
Stock issued for services	87,750	-
Change in deferred taxes	(306,400)	(133,630)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,050,329	(333,800)
(Increase) decrease in inventory	(53,821)	(200,327)
(Increase) decrease in other assets	(444,324)	(89,700)
Increase (decrease) in accounts payable	(439,005)	90,444
Increase (decrease) in accrued liabilities	14,077	(31,487)
Increase (decrease) in customer deposits	(9,206)	(46,609)
Increase (decrease) in income taxes payable	(389,884)	345,757
Net cash provided by operating activities	279,769	395,366
Investing activities:
Property and equipment	(21,000)	-
Trademarks, patents and infomercial	(147,747)	(74,760)
Net cash used in investing activities	(168,747)	(74,760)
Financing activities:
Payments on notes payable to related party	(225,000)	-
Proceeds from exercise of stock options and warrants	278,692	-
Net cash provided by financing activities	53,692	-
Net increase in cash	164,714	320,606
Cash, beginning of period	2,031,486	454,377
Cash, end of period	$2,196,200	$774,983

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,532	$20,250
Income taxes	$734,066	$-
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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Reclassifications

Certain items included in the three and nine months ended December 31, 2004 financial statements have been reclassified to conform to the current period presentation.

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

On December 31, 2005, our Board of Directors accelerated the vesting of 309,000 unvested stock options held by our employees with exercise prices ranging from $1.39 to $1.68 per share. The options would have otherwise vested over various periods through September 2008. Our Board of Directors determined that the acceleration of the vesting of the stock options described above was in the best interests of the

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123(R) becomes effective. We plan to adopt SFAS 123(R) in January 2006.

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

The Company estimates the fair value of each option or warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the nine months ended December 31, 2005: dividend yield of zero percent; expected volatility of from 90% to 94%; risk-free interest rates of 3.64% to 4.02%, and expected lives of from 2.5 to 5 years.

Under the accounting provisions of SFAS No. 123, the Company's net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$97,646	$346,850	$(4,673,556)	$697,723
Stock-based employee compensation,
net of tax effects, included in reported net loss	-	-	109,200	-
Stock-based employee compensation,
net of tax effects	(447,429)	-	(681,056)	-
Proforma net income (loss)	$(349,783)	$346,850	$(5,245,412)	$697,723

Net income (loss) per share:
Basic- as reported	$0.01	$0.04	$(0.44)	$0.08
Basic- proforma	$(0.03)	$0.04	$(0.50)	$0.08
Diluted- as reported	$0.00	$0.04	$(0.44)	$0.07
Diluted- proforma	$(0.03)	$0.04	$(0.50)	$0.07

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31,	March 31,
	2005	2005

Accounts receivable - trade	$1,045,830	$2,096,159
Allowance for doubtful accounts	(45,000)	(32,070)

Accounts receivable, net	$1,000,830	$2,064,089

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

4.	INVENTORY

Inventory consists of the following at:

	December 31,	March 31,
	2005	2005

Raw materials	$1,139,020	$1,205,175
Finished products	111,804	57,120
Boxes, labels, tubes & bottles	107,267	120,200
	$1,358,091	$1,382,495

5.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31,	March 31,
	2005	2005

Office equipment	$45,807	$45,807
Lease-hold improvements	134,598	113,598
Leased equipment	12,341	12,341
	192,746	171,746

Less accumulated depreciation	(166,433)	(128,759)

	$26,313	$42,987

Depreciation expense for the nine months ended December 31, 2005 and 2004 was $37,674 and $18,592, respectively.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

6.	OTHER ASSETS

The following is a summary of Other Assets:

	December 31,	March 31,
	2005	2005

Trademarks	$13,032	$11,736
Deposit on infomercial	207,815	79,240
Promotional	25,000	43,750
Patent	56,467	28,468
Deferred tax asset (Note 10)	288,200	24,500
Globestar	3,674	3,674
	594,188	191,368

Less accumulated amortization	(11,494)	(8,314)

	$582,694	$183,054

For the nine months ended December 31, 2005 and 2004 amortization expense was $3,180 and $10,336, respectively.

7.	LINE OF CREDIT - RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrued interest at a rate of 12% per annum. The line of credit was for working capital needs and was secured with the Company’s assets. The line of credit agreement expired on September 30, 2002. The Company verbally negotiated extension of terms on the line of credit. The verbal agreement changed the terms on the line of credit to a month to month basis.

The line of credit was paid off during the quarter ended December 31, 2005. During the nine months ended December 31, 2005 and 2004 the Company recorded interest expense of approximately $16,300 and $20,200, respectively, in connection with the line.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

In October 2005 the Company entered into a new 5,426 square foot commercial lease to relocate its San Diego headquarters and operations. This lease commenced January 1, 2006 for a term of seven years with monthly payments ranging from $10,309 to $12,673.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Other agreements

The Company routinely enters into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements can be either short or long term and are normally limited to specific products and marketing opportunities.

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable for up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued a warrant exercisable for up to 50,000 shares of common stock during the year ended March 31, 2005 and a warrant exercisable for up to 25,000 shares of common stock during the nine months ended December 31, 2005, as the result of three of the milestones being met. The warrants were valued using the Black-Scholes pricing model and resulted in additional expense of approximately $57,000 during the year ended March 31, 2005 and $39,000 during the nine months ended December 31, 2005. The Company estimates the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the nine months ended December 31, 2005: dividend yield of zero percent; expected volatility of 90% to 94%, risk-free interest rates of 3.64% to 4.02%; and expected lives of 5 years.

9.	CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2005, the Company had 10,687,344 shares of common stock issued and outstanding.

During the nine months ended December 31, 2005, the Company issued 237,692 shares of common stock for proceeds of $278,692. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Also, during the nine months ended December 31, 2005, the Company issued 45,000 shares of common stock to three individuals in exchange for services they provided to the company. The services performed were valued based on the price of the common stock on the date of issuance, $1.95 per share or $87,750 in the aggregate. This amount was reflected as non-cash expense during the nine months ended December 31, 2005.

Stock Bonus Plan

During the year ended March 31, 2000, the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the Board of Directors. To date, 499,500 shares have been granted under the plan.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Warrants

At December 31, 2005, there were outstanding warrants exercisable for up to 4,155,904 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2007 through 2010. During the nine months ended December 31, 2005, the Company issued 237,692 shares of common stock for proceeds of $278,692. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

In addition, during the nine months ended December 31, 2005, the Company extended the expiration date on warrants exercisable for up to 4,011,601 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. The Company failed to maintain a timely registration statement. As a compromise, the Company agreed to modify the terms of the warrants. Due to this modification, the Company recorded a non-cash expense of $4,675,304 for the nine months ended December 31, 2005. The Company estimated the fair value of the warrants at the modification date by using the Black-Scholes pricing model with the following weighted average assumptions used for the nine months ended December 31, 2005: dividend yield of zero percent; expected volatility of 93%; risk free interest rate of 3.17%; and expected lives of 2.5 years.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,009,000 options are outstanding as of December 31, 2005. The options have been granted to directors, executive officers, employees and consultants at prices ranging from $.86 to $2.35 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. During the nine months ended December 31, 2005, the Company granted options to purchase up to 349,000 shares of common stock with exercise prices ranging from $1.95 to $2.35 per share which are subject to vesting schedules and will expire five years from the date of grant. Also, during the nine months ended December 31, 2005, the Company extended the expiration date on stock options exercisable for up to 360,000 shares of common stock to October 23, 2007. Due to the modification of the terms of the stock option agreements, during the nine months ended December 31, 2005, the Company recorded non-cash expenses of $281,866 related to stock options issued to consultants and $109,200 related to stock options issued to employees.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

10.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at December 31, 2005.

At December 31 and March 31, 2005, the total of all deferred tax assets was $372,600 and $66,200, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset:

	December 31,	March 31,
	2005	2005

Excess of financial accounting
over tax depreciation	$34,700	$24,500
Valuation of warrants and stock options	253,500	-
Allowance for obsolete inventory	60,100	29,000
Allowance for bad debts	17,900	12,700
Other	6,400	-
Net deferred tax asset	$372,600	$66,200

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

	For the Nine Months Ended
	December 31,
	2005	2004
Federal income tax expense computed at the Federal statutory rate	$(1,615,700)	$305,500
State income tax expense net of Federal benefit	(3,000)	40,300
Change in valuation allowance	-	(169,200)
Modification of warrants	1,589,600	-
Other	(49,400)	35,500

Income tax (benefit) expense	$(78,500)	$212,100

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended December 31,
	2005	2004

Current income tax expense:
Federal	$195,900	$305,500
State	32,000	40,200

Net current tax expense	227,900	345,700

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	(10,300)	22,000
Valuation of warrants and stock options	(253,500)
Other	(6,400)	-
Net operating loss	-	42,600
Valuation allowance	-	(169,200)
Allowance for obsolete inventory	(31,100)	(8,600)
Allowance for bad debts	(5,100)	(20,500)

Net deferred tax benefit	(306,400)	(133,700)

Net	$(78,500)	$212,000

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11.	EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Income (loss) available to common
shareholders (Numerator)	$98,000	$347,000	$(4,674,000)	$698,000

Weighted average number of common
shares outstanding used in basic income
(loss) per share during the period
(Denominator)	10,678,710	8,722,152	10,580,411	8,722,152

Weighted average number of common
shares outstanding used in diluted income
(loss) per share during the period
(Denominator)	13,024,036	9,176,243	12,654,449	10,044,982

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

For the nine months ended December 31, 2005, the Company had warrants to purchase 50,000 shares of common stock at prices ranging from $2.78 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to the exercise price being higher than the average market price. For the three and nine months ended December 31, 2005, the basic and dilutive weighted average number of common shares outstanding were the same because the effects are anti-dilutive due to the net loss for each of the periods.

At December 31, 2004, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 750,000 shares of common stock at $2.00 per share that were not included in the computation of earnings per share because their effects were anti-dilutive due to the exercise price being higher than the average market price.

12. RELATED PARTY TRANSACTIONS

Line of credit

See note 7.

13. CONCENTRATIONS

Sales

During the nine months ended December 31, 2005, the Company had four significant customers which accounted for 25%, 14%, 12%, and 12% of sales.

During the nine months ended December 31, 2004, the Company had four significant customers which accounted for 23%, 15%, 15% and 14% of sales.

Accounts Receivable

At December 31, 2005, the Company had four customers which accounted for 28%, 16%, 12%, and 12% of the Company’s accounts receivable balances.

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

3. Revenue Recognition
Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and, accordingly, has not established an estimated allowance for returns at December 31, 2005.

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Selected Financial Information

	Three Months Ended
			Increase
	12/31/05	12/31/04	(Decrease)	%
Statements of Operations:
Net sales	$1,743,000	$2,740,000	$(997,000)	-36%
Cost of goods sold	834,000	1,603,000	(769,000)	-48%
% of net sales	48%	59%	-11%	-18%
Gross profit	909,000	1,137,000	(228,000)	-20%
% of net sales	52%	41%	11%	26%
Operating expenses
General and administrative	411,000	302,000	109,000	36%
Payroll expense	172,000	148,000	24,000	16%
Consulting expense	234,000	89,000	145,000	163%
Total operating expenses	817,000	539,000	278,000	52%
Interest expense	-	(7,000)	(7,000)	NM
Costs relatted to stock option and warrants	(27,000)	-	(27,000)	NM
Other income	8,000	-	8,000	NM
Provision for (benefit from) taxes	(25,000)	244,000	269,000	NM
Net (loss) income	98,000	347,000	(249,000)	-72%
Net (loss) income per share basic	0.01	0.04	(0.03)	-75%
Net (loss) income per share diluted	0.01	0.04	(0.03)	-75%

Net Sales

Net sales for the quarter ended December 31, 2005 decreased $997,000, 36%, to $1,743,000 compared to $2,740,000 for the quarter ended December 31, 2004. The primary reason for the sales decrease was a reduction in the sales of Celadrin® as an ingredient. We began selling Celadrin® as an ingredient into the mass market starting in October 2004, and since, products containing Celadrin® have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores. One significant customer’s inventory during the current quarter was sufficient that repeat orders were down compared to the corresponding quarter of the previous fiscal year. We are unable to determine if this trend will continue.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 59% for the quarter ended December 31, 2004 to 48% for the quarter ended December 31, 2005. This decrease was primarily due to decreased expenses charged to cost of goods sold associated with the ingredient sales. As mentioned above, we began selling Celadrin® as an ingredient into the mass market during October 2004. We anticipate the cost of goods sold will increase as the sale of Celadrinâreturns to previous levels.

General and Administrative

General and administrative expenses increased by $109,000, a 36% increase, to $411,000 for the quarter ended December 31, 2005 from $302,000 for the quarter ended December 31, 2004. The primary reasons for the increase were approximately $39,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $44,000 charged to research and development for continued clinical testing of our products, and $22,000 increase in facilities expenses related to a change in our corporate headquarters. We anticipate future general and administrative expense to increase as we prepare for the launch of two new product lines.

Payroll Expense

Payroll expense increased to $172,000 for the quarter ended December 31, 2005, an increase of 16% or $24,000, compared to $148,000 for the quarter ended December 31, 2004. This increase was a result additional personnel hired to support the increased selling and clinical research activities. We anticipate future payroll expense to increae as we prepare for the launch of two new product lines.

Consulting Expenses

Consulting expenses increased to $234,000 for the quarter ended December 31, 2005, an increase of 163% or $145,000, compared to $89,000 for the quarter ended December 31, 2004. This increase was a result of approximately $103,000 related to product presentations, public relations and investor relations and approximately $25,000 related to increased accounting expenses. We anticipate additional increases in consulting expenses as we continue with clinical testing and developing new markets.

Provision for Income Taxes

As a result of the loss for the quarter ended December 31, 2005, income tax benefits of $25,000 were recognized during the current quarter compared to $244,000 of tax expense being recognized during the quarter ended December 31, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Nine months ended December 31, 2005 Compared to Nine months ended December 31, 2004

Selected Financial Information

	Nine Months Ended
			Increase
	12/31/05	12/31/04	(Decrease)	%
Statements of Operations:
Net sales	$6,629,000	$4,960,000	$1,669,000	34%
Cost of goods sold	3,403,000	2,786,000	617,000	22%
% of net sales	51%	56%	-5%	-9%
Gross profit	3,226,000	2,174,000	1,052,000	48%
% of net sales	49%	44%	5%	11%
Operating expenses
General and administrative	1,459,000	649,000	810,000	125%
Payroll expense	513,000	351,000	162,000	46%
Consulting expense	703,000	243,000	460,000	189%
Total operating expenses	2,675,000	1,243,000	1,432,000	115%
Interest expense	(18,000)	(21,000)	(3,000)	-14%
Costs related to stock options and warrants	(5,312,000)	-	(5,312,000)	NM
Other income	26,000	-	26,000	NM
Provision for (benefit from) taxes	(79,000)	212,000	291,000	NM
Net (loss) income	(4,674,000)	698,000	(5,372,000)	NM
Net (loss) income per share basic	(0.44)	0.08	(0.52)	NM
Net (loss) income per share diluted	-	0.07	(0.07)	NM

Net Sales

Net sales for the nine months ended December 31, 2005 increased $1,669,000, 34%, to $6,629,000 compared to $4,960,000 for the nine months ended December 31, 2004. The primary reasons for the sales increase was that we sold Celadrin® as an ingredient to a new client and sales of our topical cream product containing Celadrin® to existing clients increased. We began selling Celadrin® as an ingredient into the mass market starting in October 2004, and since, products containing Celadrin® have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 51% for the nine months ended December 31, 2005 compared to 56% for the nine months ended December 31, 2004. As mentioned above, we began selling Celadrin® as an ingredient into the mass market during October 2004. We anticipate future cost of goods sold will reflect the increased costs associated with ingredient sales.

General and Administrative

General and administrative expenses increased by $810,000, a 125% increase, to $1,459,000 for the nine months ended December 31, 2005 from $649,000 for the nine months ended December 31, 2004. The primary reasons for the increase were approximately $481,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $94,000 charged to marketing expenses, $49,000 increase to bad debts before recoveries, $50,000 increase in travel costs associated with clinical research, and $36,000 increase in the costs of delivery services. We anticipate a reduction in future general and administrative expense as a result of a decrease in future commission expense discussed above.

Payroll Expense

Payroll expense increased to $513,000 for the nine months ended December 31, 2005, an increase of 46% or $162,000, compared to $351,000 for the nine months ended December 31, 2004. This increase was a result of additional personnel hired to support the increased selling and clinical research activities. We anticipate future increases to payroll expense to be slow down.

Consulting Expenses

Consulting expenses increased to $703,000 for the nine months ended December 31, 2005, an increase of 189% or $460,000, compared to $243,000 for the nine months ended December 31, 2004. This increase was a result of an approximate $116,000 increase in clinical research and selling activities, an approximate $165,000 increase in accounting expenses inclusive of the costs of changing to a new auditing firm, and an approximate $44,000 increase in litigation expenses. We anticipate additional increases as we continue with clinical testing and approaching new markets.

Costs Related to Stock Options and Warrants

We recorded non-cash expense of $5,312,000 during the nine months ended December 31, 2005, related primarily to the modification of the terms of warrants issued in 2000 and 2001.

Provision for Income Taxes

As a result of the loss during the nine months ended December 31, 2005, the Company reflected an income tax benefit of $79,000 compared to income tax expense of $212,000 for the nine months ended December 31, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

Working Capital

			Increase
	12/31/05	3/31/05	(Decrease)

Current assets	$5,260,000	$5,546,000	$(286,000)
Current liabilities	503,000	1,600,000	1,097,000
Working capital	$4,757,000	$3,946,000	$811,000

Long-term debt	$-	$-	$-

Stockholders' equity	$5,365,000	$4,172,000	$1,193,000

Statements of Cash Flows Select Information

	Nine Months Ended		Increase
	12/31/05	12/31/04	(Decrease)
Net cash provided by (used in):
Operating activities	$280,000	$395,000	$(115,000)
Investing activities	$(169,000)	$(75,000)	$(94,000)
Financing activities	$54,000	$-	$54,000

Balance Sheet Select Information
			Increase
	12/31/05	3/31/05	(Decrease)

Cash and cash equivalients	$2,196,000	$2,031,000	$165,000

Accounts receivable	$1,001,000	$2,064,000	$(1,063,000)

Inventory	$1,358,000	$1,382,000	$(24,000)

Accounts payable and accrued expenses	$437,000	$862,000	$(425,000)

Liquidity
We have historically financed our operations internally and through debt and equity financings. At December 31, 2005, we had cash holdings of $2,196,000, an increase of $165,000 compared to March 31, 2005. Our net working capital position at December 31, 2005, was $4,757,000 compared to $3,946,000 as of March 31, 2005. We have a single source and exclusive supplier arrangement with our Celadrin® supplier. We use Celadrin® in approximately 80% of our products representing approximately 87% of our sales. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 80% of our products and which represented approximately 87% of our sales for the nine months ended December 31, 2005. We rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our four largest customers accounted for 25%, 14%, 12% and 12% of our sales for the nine months ended December 31, 2005. The loss of any of these customers would significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

As of December 31, 2005, we have 10,687,344 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,270,156 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

(b) During the nine months ended December 31, 2005, we recruited a chief financial officer who has begun establishing, designing and implementing systems and procedures over our internal control over financial reporting as well as added internal control expertise which includes:

•	Preparation of periodic income tax provisions;

•	Review and recording of equity transactions, including warrant and option valuations;

•	Certain end of period financial reconciliations; and

•	Financial statement preparation and disclosures.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

In June 2005, we filed a lawsuit in the Superior Court of the State of California- County of San Diego, case number GIC8448564, against ABCO Laboratories, Inc., a vendor of ours. We are requesting the court to award damages for a breach of a written contractors agreement, breach of implied warranty of merchantability , intentional interference with a contractual relationship and unfair competition.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

IMAGENETIX, INC.
a Nevada corporation

Date: February 13, 2006	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive and duly authorized to sign on behalf of the Registrant)

EX-1