Form 10QSB/A
period 2005-09-30
IMAGENETIX INC /NV/
filed 2006-06-28
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,721,400
(Class)	Outstanding at June 28, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets as of September 30, 2005 (unaudited and March 31, 2005	3

		Consolidated Statements of Operation for the three and six months ended September 30, 2005 and 2004 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended September 30, 2005 and 2004 (unaudited)	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

	Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3.	Defaults upon Senior Securities	*

	Item 4.	Submission of Matters to a Vote of Security Holders	*

	Item 5.	Other Information	*

	Item 6.	Exhibits	26

SIGNATURES

	*	No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005
	(Unaudited) (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,169,040	$2,031,486
Accounts receivable, net	1,667,130	2,064,089
Inventory	1,670,409	1,382,495
Prepaid expenses	278,016	26,700
Income tax receivable	61,424	-
Deferred tax asset	93,000	41,700

Total current assets	5,939,019	5,546,470

Property and equipment, net	31,383	42,987

Other assets	582,188	183,054

	$6,552,590	$5,772,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,377,113	$841,801
Accrued liabilities	22,113	20,245
Customer deposits	15,700	75,391
Income tax payable	-	437,784
Line of credit with related party	50,000	225,000

Total current liabilities	1,464,926	1,600,221

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,672,596 and 10,404,652 issued and
outstanding at September 30 and March 31, 2005, respectively	10,673	10,405
Capital in excess of par value	10,068,298	4,267,707
Accumulated deficit	(4,991,307)	(105,822)
Total stockholders' equity	5,087,664	4,172,290
	$6,552,590	$5,772,511
See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net sales	$2,016,295	$1,034,146	$4,886,040	$2,220,309

Cost of sales	1,152,244	470,464	2,607,343	1,183,395

Gross profit	864,051	563,682	2,278,697	1,036,914

Operating expenses:
General and administrative	1,227,156	228,861	1,660,273	347,322
Payroll expense	272,344	125,052	450,076	203,599
Consulting expense	207,782	80,599	469,199	153,620
Operating expenses	1,707,282	434,512	2,579,548	704,541
Operating (loss) income	(843,231)	129,170	(300,851)	332,373
Other income (expense):
Other income	9,105	1	18,017	2
Interest expense (Note 7)	(4,551)	(7,207)	(17,532)	(13,957)
Other income (expense)	4,554	(7,206)	485	(13,955)
(Loss) income before income taxes	(838,677)	121,964	(300,366)	318,418

Provision for (benefits from) taxes (Note 10)	(348,000)	104,152	(113,700)	10,577

Net (loss) income	$(490,677)	$17,812	$(186,666)	$307,841

Basic (loss) income per share	$(0.05)	$-	$(0.02)	$0.04
Diluted (loss) income per share	$(0.05)	$-	$(0.02)	$0.03

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	September 30,
	2005	2004
	(Restated)
Operating activities:
Net (loss) income	$(186,666)	$307,841
Adjustments to reconcile net (loss) income
to cash provided by operating activities:
Amortization and depreciation	13,724	7,889
Provision for doubtful accounts, net	2,930	(33,381)
Provision for inventory obsolescence	112,927	28,647
Non cash expense related to warrants and stock options	760,346	-
Stock issued for services	87,750	-
Change in deferred taxes	(52,600)	(115,119)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	394,029	70,385
(Increase) decrease in inventory	(400,841)	(283,768)
(Increase) decrease in other assets	(603,040)	(14,271)
Increase (decrease) in accounts payable	535,312	(71,182)
Increase (decrease) in accrued liabilities	1,868	(31,487)
Increase (decrease) in customer deposits	(59,691)	149,818
Increase (decrease) in income taxes payable	(437,784)	125,695
Net cash provided by operating activities	168,264	141,067
Investing activities:
Trademarks, patents and infomercial	(109,654)	(52,981)
Net cash used in investing activities	(109,654)	(52,981)
Financing activities:
Payments on notes payable to related party	(175,000)	-
Proceeds from exercise of stock options and warrants	253,944	-
Net cash provided by financing activities	78,944	-
Net increase in cash	137,554	88,086
Cash, beginning of period	2,031,486	454,377
Cash, end of period	$2,169,040	$542,463

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,532	$13,957
Income taxes	$740,908	$-
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$4,698,819	$-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Restatement

Subsequent to the filing of our Form 10QSB for the quarter ended September 30, 2005, we determined that the extension of the expiration date on warrants to certain shareholders should have been accounted for as a dividend to the warrant holders rather than as an expense. In addition, we changed the valuation date on the extension of the expiration date on certain stock options. The effect of the restatement is as follows:

Statement of Operations for the three months ended September 30, 2005
	As Reported	As Adjusted	Effect of Change
Revenues	$2,016,295	$2,016,295	$-
Expenses	7,091,508	2,506,972	(4,584,536)
Net loss	$(5,075,213)	$(490,677)	$4,584,536
Basic and diluted loss per share	$(0.48)	$(0.05)	$0.43

Statement of Operations for the six months ended September 30, 2005
	As Reported	As Adjusted	Effect of Change
Revenues	$4,886,040	$4,886,040	$-
Expenses	9,657,242	5,072,706	(4,584,536)
Net loss	$(4,771,202)	$(186,666)	$4,584,536
Basic and diluted loss per share	$(0.45)	$(0.02)	$0.43

Balance Sheet as of September 30, 2005
	As Reported	As Adjusted	Effect of Change
Other assets	$522,188	$582,188	$60,000
Capital in excess of par value	$9,894,015	$10,068,298	$174,283
Accumlated deficit	$(4,877,024)	$(4,991,307)	$(114,283)

Statement of Cash Flows for the six months ended September 30, 2005
	As Reported	As Adjusted	Effect of Change
Net loss	$(4,771,202)	$(186,666)	$4,584,536
Non-cash expense related to warrants	5,284,882	760,346	(4,524,536)
Increase (decrease) in other assests and taxes	(622,340)	(682,340)	(60,000)
Non-cash dividend issued to warrant holders	-	4,698,819	4,698,819

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

The Company estimates the fair value of each option or warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the six months ended September 30, 2005: dividend yield of zero percent; expected volatility of from 90% to 94%; risk-free interest rates of 3.64% to 4.02%, and expected lives of from 25 months to 5 years.

Under the accounting provisions of SFAS No. 123, the Company's net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(490,677)	$17,812	$(186,666)	$307,841
Stock-based employee compensation,
net of tax effects, included in reported net loss	217,200	-	217,200	-
Stock-based employee compensation,
net of tax effects	(322,935)	-	(322,935)	-
Proforma net income (loss)	$(596,412)	$17,812	$(292,401)	$307,841

Net income (loss) per share:
Basic- as reported	$(0.05)	$-	$(0.02)	$0.04
Basic- proforma	$(0.06)	$-	$(0.03)	$0.04
Diluted- as reported	$(0.05)	$-	$(0.02)	$0.03
Diluted- proforma	$(0.06)	$-	$(0.03)	$0.03

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	September 30,	March 31,
	2005	2005

Accounts receivable - trade	$1,702,130	$2,096,159
Allowance for doubtful accounts	(35,000)	(32,070)

Accounts receivable, net	$1,667,130	$2,064,089

The Company has pledged its accounts receivable as collateral against a line of credit. (See Note 7)

4.	INVENTORY

Inventory consists of the following at:

	September 30,	March 31,
	2005	2005

Raw materials	$1,451,338	$1,205,175
Finished products	111,804	57,120
Boxes, labels, tubes & bottles	107,267	120,200
	$1,670,409	$1,382,495

The Company has pledged its inventory as collateral against a line of credit. (See Note 7).

5.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September 30,	March 31,
	2005	2005

Office equipment	$45,807	$45,807
Lease-hold improvements	113,598	113,598
Leased equipment	12,341	12,341
	171,746	171,746

Less accumulated depreciation	(140,363)	(128,759)

	$31,383	$42,987

Depreciation expense for the six months ended September 30, 2005 and 2004 was $11,604 and $4,302, respectively.

The Company has pledged its property and equipment as collateral against a line of credit. (See Note 7)

6.	OTHER ASSETS

The following is a summary of Other Assets:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	September 30,	March 31,
	2005	2005

Trademarks	$13,033	$11,736
Deposit on infomercial	159,598	79,240
Promotional	31,250	43,750
Patent	56,467	28,468
Deferred tax asset (Note 10)	328,600	24,500
Globestar	3,674	3,674
	592,622	191,368

Less accumulated amortization	(10,434)	(8,314)

	$582,188	$183,054

For the six months ended September 30, 2005 and 2004 amortization expense was $2,120 and $4,031, respectively.

7.	LINE OF CREDIT - RELATED PARTY

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

In addition, during the six months ended September 30, 2005, the Company extended the expiration date on warrants exercisable for up to 2,757,782 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to use its best efforts to maintain a registration statement under which the holders could resell the

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

common shares on the exercise of the warrants. Since the Company failed to maintain a timely registration statement, it decided to extend the expiration date of the warrants. Due to this modification, the Company recorded a non-cash dividend of $4,698,819 for the six months ended September 30, 2005. The Company estimated the fair value of the dividend at the modification date by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 3.64%; and expected lives of 25 months.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,009,000 options are outstanding as of September 30, 2005. The options have been granted to directors, executive officers, employees and consultants at prices ranging from $.86 to $2.35 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. During the six months ended September 30, 2005, the Company granted options to purchase up to 349,000 shares of common stock with exercise prices ranging from $1.95 to $2.35 per share which are subject to vesting schedules and will expire five years from the date of grant. Also, during the six months ended September 30, 2005, the Company extended the expiration date on stock options exercisable for up to 360,000 shares of common stock to October 23, 2007. Due to the modification of the terms of the stock option agreements, the Company recorded non-cash expenses of $432,634 related to stock options issued to consultants and $217,200 related to stock options issued to employees.

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

At September 30 and March 31, 2005, the total of all deferred tax assets was $421,600 and $66,200, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

The temporary differences gave rise to the following deferred tax asset:

	September 30,	March 31,
	2005	2005

Excess of financial accounting
over tax depreciation	$25,800	$24,500
Valuation of warrants and stock options	302,800	-
Allowance for obsolete inventory	73,900	29,000
Allowance for bad debts	13,900	12,700
Other	5,200	-
Net deferred tax asset	$421,600	$66,200

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

	For the Six Months Ended
	September 30,
	2005	2004
Federal income tax expense computed at the Federal statutory rate	$(102,100)	$125,696
State income tax expense net of Federal benefit	(16,600)	-
Change in valuation allowance	-	(169,158)
Other	5,000	54,039

Income tax expense	$(113,700)	$10,577

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended September 30,
	2005	2004

Current income tax expense:
Federal	$188,100	$125,696
State	53,600	-

Net current tax expense	241,700	125,696

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	(1,200)	19,283
Valuation of warrants and stock options	(302,800)
Other	(5,200)	-
Net operating loss	-	32,599
Valuation allowance	-	(169,158)
Allowance for obsolete inventory	(45,000)	(12,144)
Allowance for bad debts	(1,200)	14,301

Net deferred tax benefit	(355,400)	(115,119)

Net	$(113,700)	$10,577

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11.	EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income (loss) available to common
shareholders (Numerator)	$(490,677)	$17,812	$(186,666)	$307,841

Weighted average number of common
shares outstanding used in basic income
(loss) per share during the period
(Denominator)	10,601,412	8,722,152	10,530,993	8,722,152

Weighted average number of common
shares outstanding used in diluted income
(loss) per share during the period
(Denominator)	10,601,412	8,812,079	10,530,993	9,590,891

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Selected Financial Information

	Three Months Ended
			Increase
	9/30/05	9/30/04	(Decrease)%
Statements of Operations:
Net sales	$2,016,000	$1,034,000	$982,000	95%
Cost of goods sold	1,152,000	470,000	682,000	145%
% of net sales	57%	45%	12%	26%
Gross profit	864,000	564,000	300,000	53%
% of net sales	43%	55%	-12%	-21%
Operating expenses
General and administrative	1,227,000	229,000	998,000	436%
Payroll expense	272,000	125,000	147,000	118%
Consulting expense	208,000	81,000	127,000	157%
Total operating expenses	1,707,000	435,000	1,272,000	292%
Interest expense	(5,000)	(7,000)	(2,000)	-29%
Other income	9,000	-	9,000	NM
Provision for (benefit from) taxes	(348,000)	104,000	452,000	NM
Net (loss) income	(491,000)	18,000	(509,000)	NM
Net (loss) income per share basic	(0.05)	-	(0.05)	NM
Net (loss) income per share diluted	(0.05)	-	(0.05)	NM

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

General and Administrative

General and administrative expenses increased by $998,000, a 436% increase, to $1,227,000 for the quarter ended September 30, 2005 from $229,000 for the quarter ended September 30, 2004. The primary reasons for the increase were approximately $249,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $268,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, approximately $433,000 non-cash expense as a result of changing the terms on stock options and a $25,000 increase to bad debts. We anticipate a reduction in future general and administrative expense due to the non-recurring nature of the non-cash item discussed above.

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

Provision for Income Taxes

As a result of the loss for the quarter ended September 30, 2005, an income tax benefit of $348,000 was recognized during the current quarter compared to $104,000 of tax expense being recognized during the quarter ended September 30, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.
Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Selected Financial Information

	Six Months Ended
			Increase
	9/30/05	9/30/04	(Decrease)%
Statements of Operations:
Net sales	$4,886,000	$2,220,000	$2,666,000	120%
Cost of goods sold	2,607,000	1,183,000	1,424,000	120%
% of net sales	53%	53%	0%	0%
Gross profit	2,279,000	1,037,000	1,242,000	120%
% of net sales	47%	47%	0%	0%
Operating expenses
General and administrative	1,661,000	347,000	1,314,000	379%
Payroll expense	450,000	204,000	246,000	121%
Consulting expense	469,000	154,000	315,000	205%
Total operating expenses	2,580,000	705,000	1,875,000	266%
Interest expense	(18,000)	(14,000)	4,000	29%
Other income	18,000	-	18,000	NM
Provision for (benefit from) taxes	(114,000)	10,000	124,000	NM
Net (loss) income	(187,000)	308,000	(495,000)	NM
Net (loss) income per share basic	(0.02)	0.04	(0.06)	NM
Net (loss) income per share diluted	(0.02)	0.03	(0.05)	NM

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

General and Administrative

General and administrative expenses increased by $1,314,000, a 379% increase, to $1,661,000 for the six months ended September 30, 2005 from $347,000 for the six months ended September 30, 2004. The primary reasons for the increase were approximately $442,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $282,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, approximately $433,000 non-cash expense as a result of changing the terms on stock options, $49,000 increase to bad debts before recoveries, $35,000 increase in travel costs associated with clinical research, and $38,000 increase in the costs of delivery services. We anticipate a reduction in future general and administrative expense due to the non-recurring nature of the non-cash item discussed above.

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

Provision for Income Taxes

As a result of the loss during the six months ended September 30, 2005, the Company reflected an income tax benefit of $114,000 compared to income tax expense of $10,000 for the six months ended September 30, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

 Cpital Resources

Working Capital
			Increase
	9/30/05	3/31/05	(Decrease)

Current assets	$5,939,000	$5,546,000	$393,000
Current liabilities	1,465,000	1,600,000	(135,000)
Working capital	$4,474,000	$3,946,000	$528,000

Long-term debt	$-	$-	$-

Stockholders' equity	$5,088,000	$4,172,000	$916,000

Statements of Cash Flows Select Information

	Six Months Ended		Increase
	9/30/05	9/30/04	(Decrease)
Net cash provided by (used in):
Operating activities	$168,000	$141,000	$27,000
Investing activities	$(110,000)	$(53,000)	$(57,000)
Financing activities	$79,000	$-	$79,000

Balance Sheet Select Information
			Increase
	9/30/05	3/31/05	(Decrease)

Cash and cash equivalients	$2,169,000	$2,031,000	$138,000

Accounts receivable	$1,667,000	$2,064,000	$(397,000)

Inventory	$1,670,000	$1,382,000	$288,000

Accounts payable and accrued expenses	$1,399,000	$862,000	$537,000

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

			Aggregate	Purchase Price
Name	Date of Sale	Number of Shares	Purchase Price	per Share

John Turner	7/1/2005	25,000	$48,750.00	$1.95	Services
William Fleet	7/1/2005	5,000	$9,750.00	$1.95	Services
He Zhang	7/1/2005	15,000	$29,250.00	$1.95	Services

			Exercise Price	Expiration
Warrant Holder	Date of Issuance	Number of Shares	per Share	Date

Dean Mosca	06/02/05	25,000	3.45	06/01/10
He Zhang	07/01/05	35,000	1.50	05/31/10
William Fleet	07/01/05	15,000	1.50	05/31/10
John Turner	07/01/05	30,000	1.50	05/31/10
Johnathan Greenhut	07/01/05	10,000	1.95	05/31/10
Maurile Tremblay	07/01/05	25,000	1.95	05/31/10
Gordon Ross	07/01/05	10,000	1.95	05/31/10

ITEM 6.     EXHIBITS.

(a)	Exhibits -

Exhibit No.	Title
31.1	302 Certification of William P. Spencer, Chief Executive Officer
31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer
32.1	906 Certification of William P. Spencer, Chief Executive Officer
32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC. a Nevada corporation

Date: June 28, 2006	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive and duly authorized to sign on behalf of the Registrant)