Form 10QSB/A
period 2005-12-31
IMAGENETIX INC /NV/
filed 2006-06-28
CIK 839441

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

Imagenetix, Inc.
INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:	3

		Consolidated Balance Sheets as of December 31, 2005 (unaudited) and March 31, 2005	3

		Consolidated Statements of Operation for the three and nine months ended December 31, 2005 and 2004 (unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 (unaudited)	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

	Item 3.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	25
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 3.	Defaults upon Senior Securities	*
	Item 4.	Submission of Matters to a Vote of Security Holders	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	25

SIGNATURES

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	December 31, 2005	March 31, 2005
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,196,200	$2,031,486
Accounts receivable, net	1,000,830	2,064,089
Inventory	1,358,091	1,382,495
Prepaid expenses	551,793	26,700
Income tax receivable	68,382	-
Deferred tax asset	84,400	41,700

Total current assets	5,259,696	5,546,470

Property and equipment, net	26,313	42,987

Other assets	642,694	183,054

	$5,928,703	$5,772,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$402,797	$841,801
Accrued liabilities	34,322	20,245
Customer deposits	66,185	75,391
Income tax payable	-	437,784
Line of credit with related party	-	225,000

Total current liabilities	503,304	1,600,221

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,687,344 and 10,404,652 issued and
outstanding at December 31 and March 31, 2005, respectively	10,688	10,405
Capital in excess of par value	10,308,372	4,267,707
Accumulated deficit	(4,893,661)	(105,822)
Total stockholders' equity	5,425,399	4,172,290
	$5,928,703	$5,772,511

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operation
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net sales	$1,742,979	$2,739,743	$6,629,019	$4,960,052

Cost of sales	834,412	1,602,427	3,403,148	2,785,822

Gross profit	908,567	1,137,316	3,225,871	2,174,230

Operating expenses:
General and administrative	438,076	301,788	2,246,156	649,110
Payroll expense	171,543	147,895	512,419	351,494
Consulting expense	234,066	88,917	703,265	242,537
Operating expenses	843,685	538,600	3,461,840	1,243,141
Operating (loss) income	64,882	598,716	(235,969)	931,089
Other (expense) income:
Other income	7,964	1	25,981	3
Interest expense	-	(7,284)	(17,532)	(21,241)
Other income (expense)	7,964	(7,283)	8,449	(21,238)
(Loss) income before income taxes	72,846	591,433	(227,520)	909,851

Provision for (benefits from) taxes	(24,800)	244,583	(138,500)	212,128

Net income (loss)	$97,646	$346,850	$(89,020)	$697,723

Basic income (loss) per share	$0.01	$0.04	$(0.01)	$0.08
Diluted income (loss) per share	$0.01	$0.04	$(0.01)	$0.07

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
	(Restated)
Operating activities:
Net (loss) income	$(89,020)	$697,723
Adjustments to reconcile net (loss) income
to cash provided by operating activities:
Amortization and depreciation	40,854	28,928
Provision for doubtful accounts, net	12,930	47,764
Provision for inventory obsolescence	78,225	20,303
Non cash expense related to warrants and stock options	975,687	-
Stock issued for services	87,750	-
Change in deferred taxes	(306,400)	(133,630)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,050,329	(333,800)
(Increase) decrease in inventory	(53,821)	(200,327)
(Increase) decrease in other assets	(644,847)	(89,700)
Increase (decrease) in accounts payable	(470,606)	90,444
Increase (decrease) in accrued liabilities	45,678	(31,487)
Increase (decrease) in customer deposits	(9,206)	(46,609)
Increase (decrease) in income taxes payable	(437,784)	345,757
Net cash provided by operating activities	279,769	395,366
Investing activities:
Property and equipment	(21,000)	-
Trademarks, patents and infomercial	(147,747)	(74,760)
Net cash used in investing activities	(168,747)	(74,760)
Financing activities:
Payments on notes payable to related party	(225,000)	-
Proceeds from exercise of stock options and warrants	278,692	-
Net cash provided by financing activities	53,692	-
Net increase in cash	164,714	320,606
Cash, beginning of period	2,031,486	454,377
Cash, end of period	$2,196,200	$774,983

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,532	$20,250
Income taxes	$734,066	$-
Non Cash Investing and Financing Activities:
Non cash dividend issued to certain warrant holders	$4,698,819	$-

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Restatement

Subsequent to the filing of our Form 10QSB for the quarter ended December 31, 2005, we determined that the extension of the expiration date on warrants to certain shareholders should have been accounted for as a dividend to the warrant holders rather than as an expense. In addition, we changed the valuation date on the extension of the expiration date on certain stock options. The effect of the restatement is as follows:

Statement of Operations for the nine months ended December 31, 2005

	As Reported	As Adjusted	Effect of Change
Revenues	$6,629,019	$6,629,019	$-
Expenses	11,302,575	6,718,039	(4,584,536)
Net loss	$(4,673,556)	$(89,020)	$4,584,536
Basic and diluted loss per share	$(0.44)	$(0.01)	$0.43

Balance Sheet as of December 31, 2005

	As Reported	As Adjusted	Effect of Change
Other assets	$582,694	$642,694	$60,000
Capital in excess of par value	$10,134,089	$10,308,372	$174,283
Accumlated deficit	$(4,779,378)	$(4,893,661)	$(114,283)

Statement of Cash Flows for the nine months ended December 31, 2005

	As Reported	As Adjusted	Effect of Change
Net loss	$(4,673,556)	$(89,020)	$4,584,536
Non-cash expense related to warrants	5,311,800	975,687	(4,336,113)
Increase (decrease) in other assests and taxes	(750,724)	(810,724)	(60,000)
Non-cash dividend issued to warrant holders	-	4,698,819	4,698,819

Reclassifications

Certain items included in the three and nine months ended December 31, 2004 financial statements have been reclassified to conform to the current period presentation.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

Under the accounting provisions of SFAS No. 123, the Company's net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Net income (loss), as reported	$97,646	$346,850	$(89,020)	$697,723
Stock-based employee compensation,
net of tax effects, included in reported net loss	-	-	217,200	-
Stock-based employee compensation,
net of tax effects	(447,429)	-	(770,364)	-
Proforma net income (loss)	$(349,783)	$346,850	$(642,184)	$697,723

Net income (loss) per share:
Basic- as reported	$0.01	$0.04	$(0.01)	$0.08
Basic- proforma	$(0.03)	$0.04	$(0.06)	$0.08
Diluted- as reported	$0.00	$0.04	$(0.01)	$0.07
Diluted- proforma	$(0.03)	$0.04	$(0.06)	$0.07

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31, 2005	March 31, 2005

Accounts receivable - trade	$1,045,830	$2,096,159
Allowance for doubtful accounts	(45,000)	(32,070)

Accounts receivable, net	$1,000,830	$2,064,089

4.	INVENTORY

Inventory consists of the following at:

	December 31, 2005	March 31, 2005

Raw materials	$1,139,020	$1,205,175
Finished products	111,804	57,120
Boxes, labels, tubes & bottles	107,267	120,200
	$1,358,091	$1,382,495

5.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31, 2005	March 31, 2005

Office equipment	$45,807	$45,807
Lease-hold improvements	134,598	113,598
Leased equipment	12,341	12,341
	192,746	171,746

Less accumulated depreciation	(166,433)	(128,759)

	$26,313	$42,987

Depreciation expense for the nine months ended December 31, 2005 and 2004 was $37,674 and $18,592, respectively.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

6.	OTHER ASSETS

The following is a summary of Other Assets:

	December 31, 2005	March 31, 2005

Trademarks	$13,032	$11,736
Deposit on infomercial	207,815	79,240
Promotional	25,000	43,750
Patent	56,467	28,468
Deferred tax asset (Note 10)	348,200	24,500
Globestar	3,674	3,674
	654,188	191,368

Less accumulated amortization	(11,494)	(8,314)

	$642,694	$183,054

For the nine months ended December 31, 2005 and 2004 amortization expense was $3,180 and $10,336, respectively.

7.	LINE OF CREDIT - RELATED PARTY

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

In addition, during the nine months ended December 31, 2005, the Company extended the expiration date on warrants exercisable for up to 2,757,782 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to use its best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since the Company failed to maintain a timely registration statement, it decided to extend the expiration date of the warrants. Due to this modification, the Company recorded a non-cash dividend of $4,698,819 for the nine months ended December 31, 2005. The Company estimated the fair value of the dividend at the modification date by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 3.64%; and expected lives of 25 months.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,009,000 options are outstanding as of December 31, 2005. The options have been granted to directors, executive officers, employees and consultants at prices ranging from $.86 to $2.35 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. During the nine months ended December 31, 2005, the Company granted options to purchase up to 349,000 shares of common stock with exercise prices ranging from $1.95 to $2.35 per share which are subject to vesting schedules and will expire five years from the date of grant. Also, during the nine months ended December 31, 2005, the Company extended the expiration date on stock options exercisable for up to 360,000 shares of common stock to October 23, 2007. Due to the modification of the terms of the stock option agreements, during the nine months ended December 31, 2005, the Company recorded non-cash expenses of $432,634 related to stock options issued to consultants and $217,200 related to stock options issued to employees.

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

At December 31 and March 31, 2005, the total of all deferred tax assets was $432,600 and $66,200, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset:

	December 31, 2005	March 31, 2005

Excess of financial accounting
over tax depreciation	$34,700	$24,500
Valuation of warrants and stock options	313,500	-
Allowance for obsolete inventory	60,100	29,000
Allowance for bad debts	17,900	12,700
Other	6,400	-
Net deferred tax asset	$432,600	$66,200

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

	For the Nine Months Ended December 31,
	2005	2004
Federal income tax expense computed at the Federal statutory rate	$(77,400)	$305,489
State income tax expense net of Federal benefit	(11,800)	40,269
Change in valuation allowance	-	(169,159)
Other	(49,300)	35,529

Income tax (benefit) expense	$(138,500)	$212,128

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended December 31,
	2005	2004

Current income tax expense:
Federal	$195,900	$305,489
State	32,000	40,269

Net current tax expense	227,900	345,758

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	(10,300)	21,976
Valuation of warrants and stock options	(313,500)
Other	(6,400)	-
Net operating loss	-	42,583
Valuation allowance	-	(169,159)
Allowance for obsolete inventory	(31,100)	(8,569)
Allowance for bad debts	(5,100)	(20,461)

Net deferred tax benefit	(366,400)	(133,630)

Net	$(138,500)	$212,128

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11.      EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004

Income (loss) available to common
shareholders (Numerator)	$98,000	$347,000	$(89,000)	$698,000

Weighted average number of common
shares outstanding used in basic income
(loss) per share during the period
(Denominator)	10,678,710	8,722,152	10,580,411	8,722,152

Weighted average number of common
(loss) per share during the period
shares outstanding used in basic income
(Denominator)	13,024,036	9,176,243	12,654,449	10,044,982

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Selected Financial Information

	Three Months Ended
	12/31/05	12/31/04	Increase (Decrease)%	%
Statements of Operations:
Net sales	$1,743,000	$2,740,000	$(997,000)	-36%
Cost of goods sold	834,000	1,603,000	(769,000)	-48%
% of net sales	48%	59%	-11%	-18%
Gross profit	909,000	1,137,000	(228,000)	-20%
% of net sales	52%	41%	11%	26%
Operating expenses
General and administrative	438,000	302,000	136,000	45%
Payroll expense	172,000	148,000	24,000	16%
Consulting expense	234,000	89,000	145,000	163%
Total operating expenses	844,000	539,000	305,000	57%
Interest expense	-	(7,000)	(7,000)	NM
Other income	8,000	-	8,000	NM
Provision for (benefit from) taxes	(25,000)	244,000	269,000	NM
Net (loss) income	98,000	347,000	(249,000)	-72%
Net (loss) income per share basic	0.01	0.04	(0.03)	-75%
Net (loss) income per share diluted	0.01	0.04	(0.03)	-75%

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

General and Administrative

General and administrative expenses increased by $136,000, a 45% increase, to $438,000 for the quarter ended December 31, 2005 from $302,000 for the quarter ended December 31, 2004. The primary reasons for the increase were approximately $39,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $44,000 charged to research and development for continued clinical testing of our products, approximately $27,000 non cash expense related to the amortization of optons issued to a consultant, and $22,000 increase in facilities expenses related to a change in our corporate headquarters. We anticipate future general and administrative expense to increase as we prepare for the launch of two new product lines.

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

Nine months ended December 31, 2005 Compared to Nine months ended December 31, 2004

Selected Financial Information

	Nine Months Ended
	12/31/05	12/31/04	Increase (Decrease)%	%
Statements of Operations:
Net sales	$6,629,000	$4,960,000	$1,669,000	34%
Cost of goods sold	3,403,000	2,786,000	617,000	22%
% of net sales	51%	56%	-5%	-9%
Gross profit	3,226,000	2,174,000	1,052,000	48%
% of net sales	49%	44%	5%	11%
Operating expenses
General and administrative	2,246,000	649,000	1,597,000	246%
Payroll expense	513,000	351,000	162,000	46%
Consulting expense	703,000	243,000	460,000	189%
Total operating expenses	3,462,000	1,243,000	2,219,000	179%
Interest expense	(18,000)	(21,000)	(3,000)	-14%
Other income	26,000	-	26,000	NM
Provision for (benefit from) taxes	(139,000)	212,000	351,000	NM
Net (loss) income	(89,000)	698,000	(787,000)	NM
Net (loss) income per share basic	(0.01)	0.08	(0.09)	NM
Net (loss) income per share diluted	(0.01)	0.07	(0.08)	NM

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

General and Administrative

General and administrative expenses increased by $1,597,000, a 246% increase, to $2,246,000 for the nine months ended December 31, 2005 from $649,000 for the nine months ended December 31, 2004. The primary reasons for the increase were approximately $787,000 related to the modification of the terms of stock options, approximately $481,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $94,000 charged to marketing expenses, $49,000 increase to bad debts before recoveries, $50,000 increase in travel costs associated with clinical research, and $36,000 increase in the costs of delivery services. We anticipate a reduction in future general and administrative expense as a result of a decrease in future commission expense discussed above.

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

Provision for Income Taxes

As a result of the loss during the nine months ended December 31, 2005, the Company reflected an income tax benefit of $139,000 compared to income tax expense of $212,000 for the nine months ended December 31, 2004. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

Working Capital

	12/31/05	3/31/05	Increase (Decrease)

Current assets	$5,260,000	$5,546,000	$(286,000)
Current liabilities	503,000	1,600,000	1,097,000
Working capital	$4,757,000	$3,946,000	$811,000

Long-term debt	$-	$-	$-

Stockholders' equity	$5,425,000	$4,172,000	$1,253,000

Statements of Cash Flows Select Information

	Nine Months Ended		Increase
	12/31/05	12/31/04	(Decrease)
Net cash provided by (used in):
Operating activities	$280,000	$395,000	$(115,000)
Investing activities	$(169,000)	$(75,000)	$(94,000)
Financing activities	$54,000	$-	$54,000

Balance Sheet Select Information

	12/31/05	3/31/05	Increase (Decrease)

Cash and cash equivalients	$2,196,000	$2,031,000	$165,000

Accounts receivable	$1,001,000	$2,064,000	$(1,063,000)

Inventory	$1,358,000	$1,382,000	$(24,000)

Accounts payable and accrued expenses	$437,000	$862,000	$(425,000)

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