Form 10KSB
period 2006-03-31
IMAGENETIX INC /NV/
filed 2006-06-28
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year end March 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Revenues for the fiscal year ended March 31, 2006 were: $7,649,941.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 26, 2006 was $6,423,210.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 28, 2006 the issuer had 10,721,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Annual Report on Form 10-KSB
For the Year Ended March 31, 2006

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “Imagenetix” mean Imagenetix, Inc., unless otherwise indicated.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

The Company

We were organized as a Nevada corporation in March 1988 under the name Capital Growth, Inc. and completed an initial public offering of our securities in 1989. Imagenetix, Inc. was incorporated in Colorado in July 1996 under the name Internet International Business Management, Inc. and changed its name to Imagenetix, Inc. in April 1999. In October 2000 we merged with Imagenetix, Inc. Under the terms of the merger, we issued 6,550,000 shares of our common stock and 3,315,000 common stock purchase warrants and stock options to the Imagenetix security holders to acquire all 6,550,000 shares of Imagenetix Inc.'s outstanding common stock, along with all of its stock options and common stock purchase warrants. After the merger we had 8,550,000 shares of common stock and 3,708,750 common stock purchase warrants and stock options outstanding. Our principal executive offices are located at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127, and our telephone number is (858) 674-8455. Our home page can be located on the World Wide Web at http://www.imagenetix.net.

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

A key part of our marketing strategy is our ability to provide to customers that distribute our products a "turnkey" approach to the marketing and distribution of our products. Our "turnkey" approach provides:

• Specific product formulations requested by our customers;

• Scientific studies to support claims made for our products;

• Assistance in complying with U.S. laws and regulations;

• Assistance in obtaining foreign country regulatory approval for sale of our products;

• Marketing materials and marketing assistance to support product sales; and

• Manufacture of products with delivery directly to the customer.

Following development of a new product, and on behalf of our customers, we:

• Conduct and complete any scientific studies necessary for regulatory compliance;

• Arrange for the manufacture of finished products to our specifications; and

• Develop marketing tools and plans to promote product sales, including labels and graphic designs, promotional brochures and providing speakers to promote the products.

Our management and key personnel have many years experience in developing and selling nutritional products to domestic and international marketers, including direct marketers, health food stores and mass market merchandisers.

We currently sell over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. Our four largest customers, accounted for 31%, 13%, 13% and 13%, respectively, of our net sales for the year ended March 31, 2005 and our four largest customers, accounted for 22%, 16%, 13% and 11% for the year ended March 31, 2006.

Our Strategy

We are a developer, formulator and supplier of natural-based products, designed to enhance human and animal health. We develop, formulate and private label over-the-counter topical creams, nutritional and skin care products marketed globally through multiple channels of distribution. Our strategy involves:

• Continuing to develop innovative and proprietary nutritional and skin care products;

• Continuing to offer "turnkey" services, including product development, regulatory compliance, manufacturing and marketing services, to assist our customers in quickly bringing new products to  market;

• Marketing our products internationally by assisting our customers in registering their products for sale in foreign countries.

To date, we have completed the registration of over 25 products in foreign countries, including Japan, Australia, Norway, Venezuela, Germany, India and Canada. Most of the products registered contain our proprietary Celadrin® compound.

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

We expect that the following factors will contribute to the ongoing growth of the domestic nutritional supplement industry:

• The aging of the American population, which is likely to cause increased consumption of  nutritional supplements;

• New product introductions in response to new research supporting the positive health effects of  certain nutrients;

• The nationwide trend toward preventative medicine resulting from rising health care costs;

• Increased consumer interest in alternative health products such as herb-based nutritional supplements;

• A heightened awareness of the connection between diet and health.

Nutritional supplements are sold primarily through:

• Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

• Health food stores;

• Mail order companies; and

• Direct sales organizations, including network marketing companies.

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

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2006, approximately 84% of our revenue, was generated from the sale of various formulations containing Celadrin®. Historically, we have offered Celadrin® as part of a formulated branded or private label product. However, starting in June 2004, we began to offer Celadrin® as a branded ingredient to be used by our customers in their own product formulations.

A number of safety and efficacy studies have been conducted on Celadrin®'s principal composition, cetylated fatty acids. Studies have been presented at international scientific conferences, with two studies having been published in the Journal of Rheumatology and one study published in the Journal of Strength and Conditioning Research. We are continuing research to determine Celadrin®'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using the Celadrin® compounds and market these formulations through multiple distribution channels. Many of our customers resell Celadrin® and other formulated products under their own labels and trade names. We do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin®, we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

In January 2005 our Celadrin® compound was approved by the government of India as a prescription drug for treating joint pain. Previously, in August 2002 we entered into an exclusive purchase and supply agreement with Cymbiotics to distribute Celadrin® to hospitals and clinics in India and certain other countries. The agreement expired on December 31, 2005 and was replaced by a letter agreement in February 2006.

In June 2004 we entered into an agreement with Proprietary Nutritionals Inc. to globally promote and market our Celadrin® compound on a non-exclusive basis throughout the world, except India and China. The agreement includes a marketing and branding program supported by media and other advertising.

In January 2005 we entered into a two-year spokesperson agreement with Tony and Alicia Gwynn whereby they will actively promote Celadrin®. Tony Gwynn is known for his achievements as a major league baseball player for the San Diego Padres and an eight time National League batting champion.

We use paid consultants who are medical doctors, scientific research consultants, independent scientific researchers and laboratories and universities to assist us in the development and testing of our products. We believe Celadrin® will continue to be our principal compound. We intend to expand the number of customers who use this compound in formulas and to develop other formulas for new customers.

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and as a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 16% of our sales for the year ended March 31, 2006.

We also are at the early stage of developing therapies for the treatment of inflammatory conditions, such as periodontal disease. We have conducted in-vivo and in-vitro efficacy and safety studies on our drug compound for the treatment of gum disease including periodontitis.

Raw Materials and Manufacturing

We develop and formulate proprietary, natural based, nutritional supplements, over-the-counter topical creams and skin care products but do not manufacture any of these products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have an agreement with our sole supplier of Celadrin® to purchase sufficient quantities of the compound to meet our anticipated needs through January 2012. We believe this agreement can be extended although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

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

Marketing and Distribution.

Since inception, we have marketed our products to clients in multiple channels of distribution with initial emphasis placed upon direct selling companies. Our marketing strategy consists of:

• Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the direct selling and mass marketing of nutraceutical supplements and other nutraceutical products;

• Continuing to assist our customers in designing new nutritional, topical, and skin care products using our formulations;

• Continuing to design marketing materials, provide marketing spokespersons and offering other value added services to assist customers in expanding their sales of our product;

• Developing and offering new products to direct marketing and mass marketing companies;

• Offering products for distribution through medical and nutritional oriented professionals;

• Offering products for distribution through direct response radio and television.

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

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31 were as follows:

	2006	2005

Domestic sales	96.6%	98.0%

Foreign sales:
India	1.8	1.2
Canada	0.7	0.5
Australia	0.6	0.2
United Kingdom	-	0.1
Korea	0.1	-
Taiwan	0.2	-
Total foreign sales	3.4	2.0

Total sales	100.0%	100.0%

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

Government Regulation

In both the United States and foreign markets, we are subject to extensive laws and governmental regulations at the federal, state and local levels. For example, we are subject, directly or indirectly, to regulations pertaining to:

• Dietary ingredients;

• The manufacturing, packaging, labeling, promotion, distribution, importation, sale and storage of our products;

• Product claims, labeling and advertising (including direct claims and advertising by us as well as claims in labeling and advertising by others, for which we may be held responsible);

• Transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and

• Taxation, which in some instances may impose an obligation on us to collect taxes and maintain appropriate records.

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

The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin®, was on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin®. Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:

• The manufacturer has proof that the dietary ingredient has been present in the food supply as an article used for food and in a form in which the food has not been chemically altered, or

• The manufacturer supplies the FDA with proof to the FDA's satisfaction of the dietary ingredient's safety.

Manufacturers and distributors of dietary supplements may include statements of nutritional support, including structure and function claims, on labels and in advertising if:

• The claims are corroborated by "competent and reliable scientific evidence" consistent with FTC standards for advertising review;

• The claims for labels and labeling are filed in a certified notice with the FDA no later than 30 daysafter first market use of the claims;

• The manufacturer retains substantiation that the claims are truthful and non-misleading;

•  Each claim on labels and in labeling is cross-referenced by an asterisk to a mandatory FDA disclaimer.

The majority of the products marketed, or proposed to be marketed, by us are classified as dietary supplements. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover:

• The identification of dietary supplements and their nutrition and ingredient labeling;

• The terminology to be used for nutrient content claims, health claims and statements of nutritional support, including structure and function claims;

• Labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made;

• Notification procedures for statements of nutritional support, including structure and function claims, on dietary supplement labels and in their labeling;

• Pre-market notification procedures for new dietary ingredients in dietary supplements.

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

In March 2003 we filed a patent application for Genepril, seeking approval of claims for the prevention and treatment of various types of arthritis and other inflammatory joint diseases, as well as periodontal, psoriasis, lupus and cardiovascular conditions. In June 2005 we received notification that the application has been approved and that a patent will be issued. Subsequent to the notification, we requested additional claims be added to the application. Accordingly, the patent office is continuing its review of our application. There can be no assurance that others may not develop compounds superior to Genepril.

Employees

At March 31, 2006, we had 8 full-time employees, including our executive officers.

ITEM 2.     DESCRIPTION OF PROPERTY.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California. We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from $10,309 for the first year increasing annually to $12,673 for the seventh year. The average monthly rent for the seven-year period is $11,212. This space is intended to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

In June 2005, we filed a lawsuit in the Superior Court of the State of California- County of San Diego, case number GIC8448564, against ABCO Laboratories, Inc., a vendor of ours. We requested the court to award damages for a breach of a written contractors agreement, breach of implied warranty of merchantability , intentional interference with a contractual relationship and unfair competition. In April 2006, we settled the action by agreeing to pay a total of $125,000 to ABCO for inventory it was holding and, during the year ended March 31, 2006, recorded a $50,000 charge to cover the legal costs of the action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PRUCHASES OF EQUITY SECURITIES.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2006 and 2005.

	Closing Price
	High	Low

Fiscal Year Ended March 31, 2006
First Quarter	$2.40	$1.80
Second Quarter	$2.75	$2.00
Third Quarter	$2.90	$2.30
Fourth Quarter	$2.25	$1.14

Fiscal Year Ended March 31, 2005
First Quarter	$1.40	$0.85
Second Quarter	$1.34	$0.86
Third Quarter	$1.65	$1.15
Fourth Quarter	$2.15	$1.45

We had approximately 325 shareholders of record as of June 16, 2006. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

None.

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

2. Accounts receivable.
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

4. Property and Equipment
Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lessor of the remaining lease life or the life of the asset, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

5. Trademarks and Patents
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 10 years for trademarks. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

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

Through December 31, 2005, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," required the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

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

7. Revenue Recognition
Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2006.

8. Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

Selected Financial Information

Results of Operations

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

	Year Ended
			Increase
	3/31/06	3/31/05	(Decrease)	%

Statements of Operations
Net sales	$7,649,941	$7,574,194	$75,747	1.0%
Cost of goods sold	4,134,645	4,293,880	(159,235)	-3.7%
% of net sales	54%	57%	-3%	-4.7%
Gross profit	3,515,296	3,280,314	234,982	7.2%
% of net sales	46%	43%	3%	6.1%
Operating expenses
General and administrative	2,995,917	1,145,102	1,850,815	161.6%
Payroll expense	674,344	579,043	95,301	16.5%
Consulting expense	1,072,391	516,729	555,662	107.5%
Total operating expenses	4,742,652	2,240,874	2,501,778	111.6%
Interest expense	(25,728)	(23,572)	2,156	9.1%
Other income	35,906	5,523	30,383	NM
Provision for taxes	623,800	(267,455)	(850,255)	-317.9%
Net income	(593,378)	753,936	(1,388,314)	-184.1%
Net income per share basic	(0.06)	0.08	(0.14)	-174.7%
Net income per share diluted	(0.06)	0.08	(0.14)	-174.7%

Net Sales

Net sales for the year ended March 31, 2006 increased $75,747, 1%, to $7,649,941 compared to $7,574,194 for the year ended March 31, 2005. We began selling Celadrin® as an ingredient into the mass market during 2004, and since, products containing Celadrin® have been placed in over 10,000 stores throughout the country, including Wal-Mart, Albertsons, and GNC Health Stores. We anticipate that the level of Celadrin® sales will continue to increase.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 57% for the year ended March 31, 2005 to 54% for the year ended March 31, 2006. This decrease was primarily due to the higher selling margins associated with the sales of Celadrin® products. We were able to purchase Celadrin® at a reduced price due to early payments against our quarterly purchase commitment.

General and Administrative

General and administrative expenses increased by $1,850,815, a 162% increase, to $2,995,917 for the year ended March 31, 2006 from $1,145,102 for the year ended March 31, 2005. The primary reasons for the increase were approximately $1,055,000 related to the issuance and extension of stock options and the issuance of warrants, approximately $286,000 increase in commissions associated with a media campaign to brand Celadrin®, approximately $258,000 write off of costs on the initial airing of the Puricell infomercial, approximately $166,000 increase in costs associated with clinical research, and approximately $66,000 increase in travel costs. We anticipate a reduction in future general and administrative expense as a result of a decrease in commission expense and infomercial costs discussed above.

Payroll Expense

Payroll expense increased to $674,344 for the year ended March 31, 2006, an increase of 16.5% or $95,301, compared to $579,043 for the year ended March 31, 2005. This increase was a result of additional personnel hired to support the increased selling and clinical research activities.

Consulting Expenses

Consulting expenses increased to $1,072,391 for the year ended March 31, 2006, an increase of 107.5% or $555,662, compared to $516,729 for the year ended March 31, 2005. This increase was a result of an approximate $117,000 increase in clinical research and selling activities, an approximate $155,000 increase in accounting expenses inclusive of the costs of changing twice to new auditing firms, an approximate $127,000 increase in litigation expenses, and an approximate $80,000 increase in public relation expenses. We anticipate a reduction in consulting expenses as a result of more efficient audits and the reduction of legal expenses.

Provision for Income Taxes

As a result of the loss during the year ended March 31, 2006, we reflected an income tax benefit of $623,800 compared to income tax expense of $267,455 for the year ended March 31, 2005. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

	Year Ended
			Increase
	3/31/06	3/31/05	(Decrease)
Working Capital

Current assets	$5,293,199	$5,546,470	$(287,471)
Current liabilities	870,104	1,600,221	(730,117)
Working capital	$4,423,095	$3,946,249	$442,646

Long-term debt	$68,873	$-	$68,873

Stockholders' equity	$4,955,097	$4,172,290	$741,807

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$3,758	$(107,858)	$111,616
Investing activities	$(290,172)	$(86,660)	$(203,512)
Financing activities	$62,944	$1,771,627	$(1,708,683)

Balance Sheet Select Information

Cash and cash equivalents	$1,808,016	$2,031,486	$(223,470)

Accounts receivable	$811,198	$2,064,089	$(1,252,891)

Inventory	$1,741,468	$1,382,495	$358,973

Accounts payable and accrued expenses	$792,410	$862,046	$(69,636)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2006, we had cash holdings of $1,808,016, a decrease of $223,470 compared to March 31, 2005. Our net working capital position at March 31, 2006, was $4,423,095 compared to $3,946,249 as of March 31, 2005. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 67% of our products and which represented approximately 84% of our sales for the year ended March 31, 2006. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our four largest customers accounted for 31%, 13%, 13% and 13% of our sales for the year ended March 31, 2005 and our four largest customers accounted for 22%, 16%, 13% and 11% of our sales for the year ended March 31, 2006. The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,721,400 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock opitons exercisable into up to 5,236,100 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2005, Pritchett, Siler & Hardy, P.C. (“Pritchett”) was dismissed as our independent accountants. On March 31, 2005 our board of directors decided to engage Mayer Hoffman McCann, P.C. to serve as our independent accountants and approved the change of independent accountants. The report of Pritchett on our consolidated financial statements for the fiscal year ended March 31, 2004 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.

During our fiscal year ended March 31, 2004, we had no disagreements with Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, would have caused Pritchett to make reference to the subject matter of the disagreement in connection with its report on our financial statements for such year and interim periods. During our fiscal year ended March 31, 2004, there were no "reportable events," as defined in Item 304(a)(3) of Regulation S-B. We reported the change in accountants on Form 8-K on April 6, 2005. The Form 8-K contained a letter from Pritchett, addressed to the SEC, stating that it agreed with the statements concerning Pritchett in such Form 8-K.

 On January 9, 2006, we notified Mayer Hoffman McCann P.C. ("MHM"), that they were being dismissed effective January 6, 2006, as the Company's independent registered accounting firm. MHM's report on the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended March 31, 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

On January 6, 2006, the Board of Directors of the Company, upon the recommendation of its Audit Committee, elected to engage HJ Associates & Consultants, LLP (“HJ Associates”) to serve as the Company's independent registered accounting firm.

On January 10, 2006, the Company was informed that it had been accepted as a client of HJ Associates.

Since March 31, 2005, (the date we retained MHM as principal accountants) and for the subsequent interim period through January 6, 2006, there were no disagreements between the Company and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MHM's satisfaction, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such year. We reported the change in accountants on Form 8-K on January 11, 2006. The Form 8-K contained a letter from MHM, addressed to the SEC, stating that it agreed with the statements concerning MHM in such Form 8-K.

As previously disclosed in the Company’s Form 10-KSB for the year ended March 31, 2005, MHM did not report on our internal control structure as follows:

As of March 31, 2005, management carried out an assessment under the supervision of and with the participation of our principal executive officer (who also served as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. As of the date of that assessment, the principal executive officer concluded that certain of our disclosure controls and procedures were performed externally and, therefore, our internal controls were not deemed effective. We did not have an inside certified public accountant to provide effective oversight and review of financial transactions. As a result, management had identified the following internal control deficiencies which, when accumulated, represented a material weakness at March 31, 2005:

•	Lack of an inside certified public accountant;

•	Preparation of periodic income tax provisions;

•	Review and recording of equity transactions, including warrant and option valuations;

•	Certain end of period financial reconciliations; and

•	Financial statement preparation and disclosures.

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

The Company authorized MHM to respond fully to the inquiries of HJ Associates concerning the subject matter of the reportable event and has provided MHM with a copy of the foregoing disclosures.

Subsequent to January 6, 2006, the Company restated the quarterly reports for the six and nine months ended September 30 and December 31, 2005. We determined that the extension of the expiration date on warrants to certain shareholders should have been accounted for as a dividend to the warrant holders rather than as an expense. MHM believed that the extension of the warrants was the settlement of a new perceived claim and, therefore, should be reflected as an expense.
During the Company's two fiscal years ended March 31, 2005, and the subsequent interim period through January 6, 2006, the Company did not consult HJ Associates with respect to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters of reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Imagenetix, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Act, within 90 days prior to the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2006:

Name	Age	Position
William P. Spencer	53	Chief Executive Officer, President and Director
Debra L. Spencer	54	Secretary, Treasurer and Director
Lowell W. Giffhorn	59	Chief Financial Officer
Derek C. Boosey	63	Vice President—International
Jeffrey G. McGonegal	54	Director
Robert Burg	49	Director
Barry S. King	60	Director

Biographical Information

William P. Spencer has served as a director and has been our president since January 1999. From January 1986 to December 1996 he served as chief operating officer, chief financial officer and executive vice-president of Natural Alternatives International, Inc., a company engaged in the formulation and production of encapsulated vitamins and nutrients. He was president of NAI from December 1996 to October 1998 and was a director from January 1986 to October 1998. From 1976 to 1988 he was a regional vice president for San Diego Trust and Savings Bank. Mr. Spencer earned a B.S. degree in finance and an MBA degree from San Diego State University.

Debra L. Spencer has served as a director and has been our secretary since March 1999 and served as our treasurer from March 1999 to July 2005. Her responsibilities also include product label copy and graphic design in compliance with FDA regulations as well as developing marketing materials for our private label products. From 1970 to 1981 she was an Executive Assistant to the Vice President of a local San Diego bank. She was a homemaker from 1981 to 1987. From 1987 to 1993 she served as vice president, secretary and treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company.

Derek C. Boosey has served as our vice-president—international since September 1999. From 1994 to September 1999, he was new business manager for National Alternatives International, Inc., and from 1990 to 1994 was director of marketing for Atheletics Canada. From 1984 to 1990, Mr. Boosey was a technical advisor to the Korean Ministry of Sports and a sports and marketing consultant for MKC International. He earned degrees in physical education from Keele University (England) and Opu University (England) and is the Senior Olympics world record holder in the triple jump in the age 55 to 60 class.

Barry S. King joined our Board in 2003. He was the Director of Marketing for the United States Olympic Committee from 1987 to 2002. Since 2002, Mr. King has been the Vice President and General Manager of Triactive America. Mr. King graduated with a B.A. degree from the University of Colorado in 1969.

Lowell W. Giffhorn has served as our Chief Financial Officer since July 2005. Since October 2005, Mr. Giffhorn also has served as the Chief Financial Officer and, since December 2005, has served on the board of directors of Omni U.S.A., Inc., a publicly held company that provides computer software to the pharmaceutical and life science industries. From May 1997 to June 2005, Mr. Giffhorn was the Chief Financial Officer of Patriot Scientific Corp., a publicly held semiconductor and intellectual property company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1975 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

Jeffrey G. McGonegal joined our board in 2005. Since June 2003, Mr. McGonegal has served as Chief Financial Officer of AspenBio Pharma, Inc., a publicly traded emerging biotechnology company engaged in the discovery, development, manufacture, and licensing or marketing of products primarily for animal healthcare. Mr. McGonegal also serves as Senior Vice President — Finance of Advanced Nutraceuticals, Inc., a publicly held company engaged in manufacturing and marketing of vitamins and nutritional supplements and Cambridge Holdings, Ltd., a small publicly held real estate company. Since 1997, Mr. McGonegal has served as Managing Director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, Mr. McGonegal was an accountant with BDO Seidman LLP. While at BDO Seidman LLP, Mr. McGonegal served as managing partner of the Denver, Colorado office. Mr. McGonegal is also a member of the board of directors of Applied Medical Devices, Inc. and The Rockies Venture Club, Inc. He received a B.A. degree in accounting from Florida State University.

Robert Burg joined our board in 2005. Since 1998, Mr. Burg has been the owner of The Burg Group, a business development company based in the sports industry. From 1992 to 1998, Mr. Burg held several executive level positions, including President from 1995 to 1998, with Royal Grip, Inc., a publicly traded company that designed and distributed golf club grips and athletic headware. He received a B.A. degree in Business from the Great Western States University in 1977.

William P. Spencer and Debra L. Spencer are married to each other.

Committees of the Board Of Directors
Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. The Audit Committee, which met two times during 2006, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2006, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

The Board of Directors has determined that Mr. McGonegal is an audit committee financial expert as defined in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission. The Board's conclusions regarding the qualifications of Mr. McGonegal as an audit committee financial expert were based on his service as a chief financial officer of a public company, his prior practice as an audit partner for a national certified public accounting firm and his degrees in accounting and business administration.

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2006.

Compliance with Section 16(a) of the Securities Exchange Act

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of Imagenetix's equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concering the compensation of our chief executive officer and the most highly compensated executive officers whose salaries and bonus exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2006, 2005, and 2004.

SUMMARY COMPENSATION TABLE

	Annual Cash Compensation			Long-Term Compensation
Name and	Fiscal				All Other
Principal Position	Year	Salary	Bonus	(# of Shares)	Compensation

William P. Spencer	2006	$165,969	$-	60,000	None
President and CEO	2005	$95,417	$70,000	None	None
	2004	$90,000	Nil	None	None

Aggregated Option Exercise and Fiscal Year-End Option Values

There were no exercises of stock options for the fiscal year ended March 31, 2006 by any of the officers reflected in the Summary Compensation Table shown above. Shown below is information on fiscal year-end values under the Company's Stock Option Plan to the officers reflected in the Summary Compensation Table shown above.

			Number of Unexercised		Value of Unexercised
	Shares		Options Held At		In-The-Money Options At
	Acquired on	Value	March 31, 2006		March 31, 2006
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William P. Spencer	-	-	210,000	-	$ 32,500	$ -

The fair market value of the unexercised in-the-money options at March 31, 2006 was determined by subtracting the option exercise price from the last sale price as reported on the over the counter bulletin board on March 31, 2006, $1.26. The Company has not awarded stock appreciation rights to any of its employees. The Company has no long-term incentive plans.

Compensation of Directors

We have agreements with Mr. McGonegal to pay him $10,000 annually (which includes amounts due him for his services as audit committee chair) and Mr. Burg $7,500 annually. We paid Mr. McGonegal $5,750 and Mr. Burg $4,500 as Director's fees during the year ended March 31, 2006. We reimburse our directors for any travel related expenses incurred in performing their duties as directors. In addition, we granted stock options to Mr. Spencer for 60,000 shares, Ms. Spencer for 18,000 shares, Mr. King for 9,000 shares, Mr. Burg for 50,000 shares and Mr. McGonegal for 50,000 shares.

Employment Contracts

The Company does not have employment contracts with any of its executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 16, 2006, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

Name of Beneficial Owner	Amount of Benefical	Percent of
	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	2,993,000	27.3%
Gary J. McAdam (4)	2,741,483	22.8%
James Scibelli (5)	1,069,750	9.4%
Barry S. King (6)	19,000	*
Robert Burg (7)	50,000	*
Jeffrey G. McGonegal (7)	50,000	*
Lowell W. Giffhorn (8)	23,500	*
Derek C. Boosey (9)	195,000	1.8%
All officers and directors as a group (6 persons) (10)	3,330,500	29.6%
* Represents less than 1%

(1) Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2) Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.

(3) Comprised of 2,740,000 shares and 253,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.

(4) Comprised of 1,435,557 shares and 1,305,926 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.

(5) Includes 370,000 shares and 699,750 common stock purchase warrants, all of which are owned by entities controlled by Mr. Scibelli.

(6) Comprised of 19,000 stock options.

(7) Comprised of 50,000 stock options.

(8) Comprised of 8,500 shares and 15,000 stock options.

(9) Comprised of 50,000 shares and 145,000 stock options.

(10) Comprised of 2,798,500 shares and 532,000 stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	1,129,000	$1.74	586,000

Equity compensation
plans not approved
by security holders	4,107,100	$1.28	-

Total	5,236,100	$1.38	586,000

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 2001 we entered into a line of credit agreement with Messrs. McAdam and Scibelli, two of our principal stockholders, under which they agreed to advance us up to $1,000,000 for working capital secured by our accounts receivables, inventory, property and equipment, and bearing interest at 12% per annum. As additional consideration for the line of credit, we issued to them a total of 250,000 Class E warrants exercisable at $.70 each until October 2007. During the year ended March 31, 2006, we paid off the line of credit.

In July 2002 we entered into an exclusive supply and distribution agreement with ChiRx, Inc., a company in which Mr. McAdam is an officer and director and in which a family trust is a principal stockholder, and pursuant to which we granted ChiRx the exclusive right to market our Celdrin™ products through chiropractors worldwide for five years at prices set forth in a schedule to the agreement. GJM Trading Partners, Ltd., an entity controlled by Mr. McAdam, holds exclusive rights to market some of our products through certain e-commerce and chiropractic distribution channels.

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC., a company in which Gary McAdam, one of our principal stockholders, is an officer and principal stockholder. Under the agreement, Mr. McAdam provides us with business services and advice in the areas of finance and marketing strategies. The agreement called for us to pay a monthly fee of $7,500, which was modified to $3,500 per month effective October 2005, and can be terminated by either party with a 30 day notice.

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

1.	Financial Statements. The following consolidated financial statements and Report of
Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Report of Mayer Hoffman McCann, P.C., Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2006 and 2005

Consolidated Statements of Operation- Years Ended March 31, 2006 and 2005

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2006
and 2005

Consolidated Statements of Cash Flows- Years Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Title

3.01		Articles of Incorporation of the Registrant(1)
3.02		Bylaws of the Registrant(1)
3.03		Amendment to Articles of Incorporation (Name change)(2)
10.01		Celadrin® Supply Agreement with Organic Technologies(2)
10.02		Agreement with Natrol(2)
10.03		Supply and Distribution Agreement with The Enrich Corporation (Unicity)(2)
10.04		Office Lease(2)
10.05		Security Agreement(2)
10.06		Exchange Agreement dated March 23, 1999(1)
10.09		Line of Credit Agreement(2)
10.10		Modification to Enrich (Unicity) Agreement(2)
10.11		Exclusive Supply and Distribution Agreement (Sanavive)(3)
10.11	(a)	Agreement with Newport Bioceuticals, LLC(2)
10.12		Exclusive Supply and Distribution Agreement (Newport Bioceuticals)(3)
10.13		Exclusive Supply and Distribution Agreement (ChiRx, Inc.)(3)
10.14		American China Techonolgy Systems, LLC Agreement(4)

10.16	Cymbiotics Distribution Agreement (5)
10.17	Proprietary Nutritionals Inc. Agreement (5)
10.18	Tony Gwynn Spokesperson Agreement (5)
10.19	Business Partners Operations Agreement (5)
10.20	Office Lease Agreement with Bernardo Gateway Partners
10.21	Patent License with University of Minnesota
10.22	Patent License with EHP Products, Inc.
14	Code of Ethics (4)
31.1	302 Certification of William P. Spencer
31.2	302 Certification of Lowell W. Giffhorn
32.1	906 Certification of William P. Spencer
32.2	906 Certification of Lowell W. Giffhorn

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

        (5)  Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2006 and 2005:

	HJ Associates &	Mayer Hoffman	Pritchett, Siler &	Mayer Hoffman	Pritchett, Siler &
	Consultants LLP	McCann P.C.	Hardy, P. C.	McCann P.C.	Hardy, P. C.
Fee category	2006	2006	2006	2005	2005

Audit fees	$44,772	$29,151	$-	$90,000	$23,212

Audit-related fees	$-	$5,821	$3,730	$-	$600

Tax fees	$1,600	$9,450	$-	$6,500	$1,125

All other fees	$-	$-	$-	$-	$-

Total fees	$46,372	$44,422	$3,730	$96,500	$24,937

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2006.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-KSB for the year ended March 31, 2006 filed with the Securities and Exchange Commission.

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2-F-3

Consolidated Balance Sheets, March 31, 2006 and 2005	F-4

Consolidated Statements of Operation, for the years ended March 31, 2006 and 2005	F-5

Consolidated Statement of Stockholders' Equity, for the years ended March 31, 2006 and 2005	F-6

Consolidated Statements of Cash Flows, for the years ended March 31, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8-F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. as of March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006, in conformity with United States generally accepted accounting principles.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IMAGENETIX, INC.
San Diego, California

We have audited the accompanying consolidated balance sheet of Imagenetix, Inc. as of March 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Mayer Hoffman McCann P.C
San Diego, CA
July 5, 2005

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,808,016	$2,031,486
Accounts receivable, net	811,198	2,064,089
Inventories, net	1,741,468	1,382,495
Prepaid expenses	220,747	26,700
Income tax receivalbe	617,570	-
Deferred tax asset	94,200	41,700

Total current assets	5,293,199	5,546,470

Property and equipment, net	97,574	42,987

Other assets	503,301	183,054

	$5,894,074	$5,772,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$740,461	$841,801
Accrued liabilities	51,949	20,245
Customer deposits	48,485	75,391
Income tax payable	-	437,784
Short term license payable	29,209	-
Line of credit with related party	-	225,000

Total current liabilities	870,104	1,600,221

Long term license payable	68,873	-

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 10,721,400 and 10,404,652 issued and
outstanding at March 31, 2006 and 2005, respectively	10,721	10,405
Capital in excess of par value	10,342,395	4,267,707
Accumulated deficit	(5,398,019)	(105,822)
Total stockholders' equity	4,955,097	4,172,290
	$5,894,074	$5,772,511
See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operation

Years Ended March 31,	2006	2005

Net sales	$7,649,941	$7,574,194

Cost of sales	4,134,645	4,293,880

Gross profit	3,515,296	3,280,314

Operating expenses:
General and administrative	2,995,917	1,145,102
Payroll expense	674,344	579,043
Consulting expense	1,072,391	516,729
Operating expenses	4,742,652	2,240,874
Operating income (loss)	(1,227,356)	1,039,440
Other income (expense):
Other income	35,906	5,523
Interest expense (Note 6)	(25,728)	(23,572)
Other income (expense)	10,178	(18,049)
Income (loss) before income taxes	(1,217,178)	1,021,391

Provision for (benefits from) taxes (Note 10)	(623,800)	267,455

Net income (loss)	$(593,378)	$753,936

Basic income (loss) per share	$(0.06)	$0.08

Diluted income (loss) per share	$(0.06)	$0.08

See accompanying reports of independent registered public accounting firms, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

Years Ended March 31, 2006 and 2005
	Common Stock		Capital in excess	Retained Earnings	Stockholders'
	Shares	Amount	of Par Value	(Deficit)	Equity

Balance, April 1, 2004	8,722,152	$8,722	$2,440,720	$(859,758)	$1,589,684

Issuance of common stock at $1.20
per share	1,672,500	1,673	2,005,327	-	2,007,000
Stock offering costs			(442,542)	-	(442,542)
Exercise of stock options
at $0.88 per share	10,000	10	8,790	-	8,800
Value of warrants and options issued	-	-	255,412	-	255,412
Net income for the year ended
March 31, 2005	-	-	-	753,936	753,936

Balance, March 31, 2005	10,404,652	$10,405	$4,267,707	$(105,822)	$4,172,290

Issuance of common stock for services
at $1.95 per share	45,000	45	87,705	-	87,750
Exercise of warrants at $1.00 to
$2.00 per share	271,748	271	312,477	-	312,748
Value of warrants and options issued
and extended	-	-	5,674,506	-	5,674,506
Non-cash dividend issued to certain
warrant holders	-	-	-	(4,698,819)	(4,698,819)
Net (loss) for the year ended
March 31, 2006	-	-	-	(593,378)	(593,378)

Balance, March 31, 2006	10,721,400	$10,721	$10,342,395	$(5,398,019)	$4,955,097
See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
Years Ended May 31,	2006	2005
Operating activities:
Net income (loss)	$(593,378)	$753,936
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Amortization and depreciation	61,001	27,647
Provision for doubtful accounts	17,930	(106,677)
Provision for inventory obsolescence	123,794	(36,887)
Non cash expense related to issuance of warrants
and stock options	975,687	57,043
Stock issued for services	87,750	-
Change in deferred taxes	(358,200)	(66,200)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,234,961	(1,153,580)
(Increase) decrease in employee receivable	1,544	(5,000)
(Increase) decrease in inventory	(482,767)	(359,556)
(Increase) decrease in other assets	87,332	(3,751)
Increase (decrease) in accounts payable	(101,340)	485,408
Increase (decrease) in accrued liabilities	31,704	(20,195)
Increase (decrease) in customer deposits	(26,906)	(13,701)
Increase (decrease) in income taxes payable	(1,055,354)	333,655
Net cash provided by (used in) operating activities	3,758	(107,858)
Investing activities:
Acquisition of office equipment and leasehold improvements	(100,193)	(3,000)
Trademarks, patents and infomercial	(189,979)	(83,660)
Net cash used in investing activities	(290,172)	(86,660)
Financing activities:
Proceeds from issuance of common stock	-	2,007,000
Stock offering costs	-	(244,173)
Payments on notes payable to related party	(225,000)	-
Proceeds from exercise of stock options and warrants	312,748	8,800
Payments on patent license financed	(24,804)	-
Net cash provided by financing activities	62,944	1,771,627
Net increase (decrease) in cash	(223,470)	1,577,109
Cash and cash equivalents, beginning of year	2,031,486	454,377
Cash and cash equivalents, end of year	$1,808,016	$2,031,486

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$25,728	$27,000
Income taxes	$789,754	$-
Non Cash Investing and Financing Activities:
Patent license financed	$122,886	$-
Non-cash dividend issued to certain warrant holders	$4,698,819	$-

See accompanying reports of independent registered public accounting firms, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. [“Parent”] organized under the laws of the State of Nevada on March 28, 1988; and its subsidiary Imagenetix, Inc [“Subsidiary”] organized under the laws of the state of Colorado on July 26, 1996 and its subsidiary Imagenetix [“Imagenetix CA”] organized under the laws of the State of California on January 7, 1999, [“The Company”]. The Company is engaged in the business of developing and marketing nutritional supplements and skin care products primarily in domestic markets.

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

Reclassifications

Certain items included in the year ended March 31, 2005 financial statements have been reclassified to conform to the current year presentation.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lessor of the remaining lease life or the life of the asset, using the straight-line method. The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 10 years for trademarks. The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

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

Through December 31, 2005, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," required the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

On December 31, 2005, our Board of Directors accelerated the vesting of 309,000 unvested stock options held by our employees with exercise prices ranging from $1.39 to $1.68 per share. The options would have otherwise vested over various periods through September 2008. Our Board of Directors determined that the acceleration of the vesting of the stock options described above was in the best interests of the company to enhance the incentive of the affected options and to provide us with greater flexibility for future grants of share-based incentives as SFAS 123(R) became effective. We adopted SFAS 123(R) as of April 1, 2006.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

Under the accounting provisions of SFAS No. 123, the Company's net loss per share would have been increased by the pro forma amounts indicated below:

	Year Ended March 31,
	2006	2005

Net income (loss), as reported	$(593,378)	$753,936
Stock-based employee compensation,
net of tax effects, included in reported net loss	217,200	-
Stock-based employee compensation,
net of tax effects	(770,365)	-
Proforma net income (loss)	$(1,146,543)	$753,936

Net income (loss) per share:
Basic- as reported	$(0.06)	$0.08
Basic- proforma	$(0.11)	$0.08
Diluted- as reported	$(0.06)	$0.08
Diluted- proforma	$(0.11)	$0.08

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2006: dividend yield of zero percent; expected volatility of from 90% to 94%; risk-free interest rates of 3.64% to 4.02%, and expected lives of from 2 to 5 years.

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

Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and accordingly, has not established an estimated allowance for returns at March 31, 2006 or 2005.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes (See Note 10).

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (See Note 11).

Recently Enacted Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition.

NOTE 2 –       ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,
	2006	2005

Accounts receivable - trade	$861,198	$2,096,159
Allowance for doubtful accounts	(50,000)	(32,070)

Accounts receivable, net	$811,198	$2,064,089

NOTE 3 –      INVENTORY

Inventory consists of the following at:

	March 31,
	2006	2005

Raw materials	$1,554,417	$1,250,049
Finished products	168,228	57,120
Boxes, labels, tubes & bottles	215,291	148,000
	1,937,936	1,455,169
Reserve for obsolescence	(196,468)	(72,674)
	$1,741,468	$1,382,495

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 4 –      PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2006	2005

Office equipment	$40,922	$45,807
Lease-hold improvements	87,708	113,598
Leased equipment	12,341	12,341
	140,971	171,746

Less accumulated depreciation	43,397	128,759

	$97,574	$42,987

Depreciation expense for the year ended March 31, 2006 and 2005 was $45,606 and $24,652, respectively.

NOTE 5 –       OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	March 31,
	2006	2005

Trademarks	$13,032	$11,736
Deposit on infomercial	-	79,240
Promotional	18,750	43,750
Patent	161,353	28,468
Deferred tax asset	330,200	24,500
Globestar	-	3,674
	523,335	191,368

Less accumulated amortization	20,034	8,314

	$503,301	$183,054

For the year ended March 31, 2006 and 2005 amortization expense was $15,395 and $2,995, respectively.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 6 –      LINE OF CREDIT - RELATED PARTY

In October 2001, the Company entered into a line of credit agreement with two principal shareholders. The shareholders agreed to provide a line of credit in the amount of $1,000,000. The balance on the line of credit accrued interest at a rate of 12% per annum. The line of credit was for working capital needs and was secured with the Company’s assets. The line of credit expired on September 30, 2002. The Company verbally negotiated extension of terms on the line of credit. The verbal agreement changed the terms on the line of credit to a month to month basis.

As of March 31, 2006, the line of credit had been paid in full. During the years ended March 31, 2006 and 2005 the Company recorded interest expense of approximately $16,000 and $27,000, respectively, related to the line of credit.

NOTE 7 –       LICENSE AND ROYALTY PAYABLE

In May, 2005, the Company entered into an agreement with EHP Products, Inc. acquiring a non-exclusive world-wide license to make, use and sell products relating to Cetyl Myristoleate covered under U.S. Patent No. 5,569,676. The agreement provides for payments of $3,000 per month from May, 2005 through April, 2009, at which time EHP Products, Inc. has agreed to convey ownership in the product to the Company.

As of March 31, 2006 the following obligations were outstanding related to this license:

	As of March 31,
	2006	2005

Patent License and Royalty Payable	$98,082	$-

Less current portion	29,209	-

Long term license payable	$68,873	$-

NOTE 8 –      LEASES OBLIGATIONS

Operating Lease

The Company has entered into a seven-year building lease for its office commencing in January 2006 and expiring in December 2012. Lease expense for the years ended March 31, 2006 and 2005 amounted to $219,336 and $197,090, respectively. The following is a schedule of minimum annual rental payments for the next five years.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

Years ending March 31,

2007	$132,986
2008	134,608
2009	135,579
2010	138,363
2011	143,206
Thereafter	262,274

Total minimum lease payments	$947,016

NOTE 9 –      COMMITMENTS AND CONTINGINCIES

Contingencies

The Company is involved in litigation from time to time in the normal course of business. Management believes there are no such claims, which would have a material effect on the financial position of the Company.

Other agreements

The Company routinely enters into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements can be either short or long term and are normally limited to specific products and marketing opportunities. The Company is committed to purchase a minimum of $1,680,000 each year through 2012 of the major ingredient in its current products. However, we have entered into a waiver, which can be exercised solely at our option, which, if necessary, will eliminate $840,000 of the purchase commitment for the twelve months ending December 31, 2006.

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable into up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued 50,000 shares of common stock during the year ended March 31, 2005, as the result of two of the milestones being met. The warrants were valued using the Black-Sholes pricing model and resulted in additional expense of approximately $57,000 as of March 31, 2005. The Company issued 25,000 shares of common stock during the year ended March 31, 2006, as a result of the third milestone being met. The warrant was valued using the Black-Sholes pricing model and resulted in additional expense of approximately $39,000 for the year ended March 31, 2006.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 10 –    CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2006, the Company had 10,721,400 shares of common stock issued and outstanding.

During the year ended March 31, 2006, the Company issued 271,748 shares of common stock for proceeds of $312,748. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Also, during the year ended March 31, 2006, the Company issued 45,000 shares of common stock to three individuals in exchange for services they provided to the company. The services performed were valued based on the price of the common stock on the date of issuance, $1.95 per share or $87,750 in the aggregate. This amount was reflected as non-cash expense during the year ended March 31, 2006.

During the year ended March 31, 2005, the Company issued 10,000 shares of common stock upon the exercise of warrants to purchase common stock at $0.88 per share.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2006 and 2005, and changes during the years then ended is presented below:

	Warrants
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, April 1, 2004	4,011,598	$1.18
Granted	217,250	1.51
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2005	4,228,848	1.25
Granted	150,000	1.96
Cancelled	-	-
Exercised	(271,748)	1.20
Outstanding, March 31, 2006	4,107,100	1.28

Exercisable, March 31, 2005	4,228,848	$1.25
Exercisable, March 31, 2006	4,107,100	$1.28

Weighted average fair value of warrants
granted during the year ended March 31, 2006	150,000	$1.46

The Company estimates the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2006: dividend yield of zero percent; expected volatility of 90% to 94%, risk-free interest rates of 3.64% to 3.83%; and expected lives of 5 years.

In addition, during the year ended March 31, 2006, the Company extended the expiration date on warrants exercisable for up to 2,757,782 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to use its best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since the Company failed to maintain a timely registration statement, it decided to extend the expiration date of the warrants. Due to this modification, the Company recorded a non-cash dividend of $4,698,819 for the year ended March 31, 2006. The Company estimated the fair value of the dividend at the modification date by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 3.64%; and expected lives of 25 months.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

A summary of the status of the warrants granted under the various agreements at March 31, 2006, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.70-1.00	1,344,853	1.56	$0.94	1,344,853	$0.94
$1.10-1.95	1,977,250	1.92	$1.19	1,977,250	$1.19
$2.00	710,000	1.56	$2.00	710,000	$2.00
$2.33-3.45	74,997	4.17	$2.85	74,997	$2.85
	4,107,100			4,107,100

Warrants to purchase 1,316,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at the option of the Company if there is an effective registration of the securities and the closing bid or selling price of the Company’s common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,139,000 options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.00 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall received stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. During the years ended March 31, 2005 and 2006, there were options granted to purchase up to 20,000 and 469,000 shares of common stock, respectively. During the years ended March 31, 2005 and 2006, there were options exercised to purchase 20,000 and 0 shares of common stock, respectively.

A summary of the status of the options granted under the Company’s 2000 stock option plan and other agreements at March 31, 2006 and 2005, and changes during the years then ended is presented below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

	Options
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, April 1, 2004	650,000	$1.44
Granted	20,000	0.88
Cancelled	-	-
Exercised	(10,000)	0.88
Outstanding, March 31, 2005	660,000	1.44
Granted	469,000	2.18
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2006	1,129,000	1.74

Exercisable, March 31, 2005	660,000	$1.44
Exercisable, March 31, 2006	1,129,000	$1.74

Weighted average fair value of options
granted during the year ended March 31, 2006	469,000	$1.55

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2006, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.86-1.00	360,000	1.56	$0.96	360,000	$0.96
$1.95	249,000	4.25	$1.95	249,000	$1.95
$2.00	300,000	4.39	$2.00	300,000	$2.00
$2.35-2.50	220,000	4.49	$2.43	220,000	$2.43
	1,129,000			1,129,000

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 11 –     INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at March 31, 2006.

At March 31, 2006 and 2005, the total of all deferred tax assets was approximately $424,400 and $66,200, respectively. There are no deferred tax liabilities for either year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31,
	2006	2005

Excess of financial accounting
over tax depreciation	$6,000	$24,500
State income tax benefits	(11,300)	-
Allowance for obsolete inventory	78,300	29,000
Allowance for bad debts	19,900	12,700
Valuation of stock options and warrants	324,200	-
Vacation accrual	7,300	-
Net deferred tax asset	$424,400	$66,200

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

March 31,	2006	2005

Federal income tax expense computed at the Federal statutory rate	$(413,800)	$347,273
State income tax expense net of Federal benefit	(76,000)	23,140
Other- permanent differences	(29,200)	66,200
Change in valuation allowance	-	(169,158)
Other	(104,800)	-

Income tax expense (benefit)	$(623,800)	$267,455

The components of federal income tax (benefit) expense from continuing operations consisted of the following for the year ended:

	March 31,
	2006	2005

Current income tax expense:
Federal	$(177,000)	$296,099
State	(88,600)	37,556

Net current tax expense	$(265,600)	$333,655

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$18,500	$(4,300)
State income tax benefits	11,300	-
Valuation of stock options and warrants	(324,200)	-
Net operating loss	-	42,583
Valuation allowance	-	(169,158)
Allowance for obsolete inventory	(49,300)	17,936
Vacation accrual	(7,300)
Allowance for bad debts	(7,200)	46,739

Net deferred tax expense (benefit)	$(358,200)	$(66,200)

	$(623,800)	$267,455

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 12 –    EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

	For the Year Ended
	March 31,
	2006	2005

Income (loss) available to common
shareholders (Numerator)	$(593,378)	$753,936

Weighted average number of common
shares outstanding used in basic income
per share during the period
(Denominator)	10,611,358	9,104,912

Weighted average number of common
shares outstanding used in diluted income
per share during the period
(Denominator)	10,611,358	9,808,251

At March 31, 2006, the Company had options to purchase 1,129,000 shares of common stock at a prices ranging from $0.86 to $2.00 per share and warrants to purchase 4,107,100 shares of common stock at prices ranging from $0.70 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to a loss being recognized for the year then ended.

At March 31, 2005, the Company had options to purchase 300,000 shares of common stock at a price of $2.00 per share and warrants to purchase 925,000 shares of common stock at prices ranging from $1.75 to $2.78 per share that were not included in the computation of earnings per share because their effects are anti-dilutive.

NOTE 13 –    RELATED PARTY TRANSACTIONS

Line of credit

Two shareholders of the Company agreed to provide the Company with a $1,000,000 line of credit. The balance of the line of credit accrued interest at a rate of 12% per annum and expired in September 2002. As of March 31, 2006, the line of credit had been paid in full. During the years ended March 31, 2006 and 2005, the Company expensed approximately $16,000 and $27,000, respectively, in interest related to the line of credit.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 14 –    CONCENTRATIONS

Sales

During the year ended March 31, 2006, the Company had four significant customers which accounted for 22%, 16%, 13%, and 11% of sales.

During the year ended March 31, 2005, the Company had four significant customers which accounted for 31%, 13%, 13% and 13% of sales.

Supplier

The Company also has a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 84% of the Company’s sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect the Company’s business and financial condition.

During the year ended March 31, 2006, the Company had two significant vendors which accounted for 36% and 13% of cost of sales.

During the year ended March 31, 2005, the Company had three significant vendors which accounted for 36%, 11%, and 11% of cost of sales.

Accounts Receivable

At March 31, 2006, the Company had three customers which accounted for 22%, 20%, and 14% of the Company’s accounts receivable balances.

At March 31, 2005, the Company had three customers which accounted for 56%, 15%, and 10% of the Company’s accounts receivable balances.

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

By: /s/ WILLIAM P. SPENCER
             William P. Spencer
             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 28, 2006
William P. Spencer	President and Director

/s/DEBRA L. SPENCER	Secretary, Treasurer, and Director	June 28, 2006
Debra L. Spencer

/s/ BARRY S. KING	Director	June 28, 2006
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	June 28, 2006
Jeffrey McGonegal

/s/ ROBERT BURG	Director	June 28, 2006
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 28, 2006
Lowell W. Giffhorn	Accounting Officer)