Form 10KSB/A
period 2006-03-31
IMAGENETIX INC /NV/
filed 2006-06-30
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Subsequent to January 6, 2006, the Company restated the quarterly reports for the six and nine months ended September 30 and December 31, 2005. We determined that the extension of the expiration date on warrants to certain shareholders should have been accounted for as a dividend to the warrant holders rather than as an expense. MHM disagrees with management's current position and continues to believe that the extension of the warrants was related to the settlement of an existing or unasserted contractual obligation and, therefore, should be reflected as an expense.

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

Consolidated Statements of Cash Flows- Years Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Title

3.01		Articles of Incorporation of the Registrant(1)
3.02		Bylaws of the Registrant(1)
3.03		Amendment to Articles of Incorporation (Name change)(2)
10.01		Celadrin® Supply Agreement with Organic Technologies(2)
10.02		Agreement with Natrol(2)
10.03		Supply and Distribution Agreement with The Enrich Corporation (Unicity)(2)
10.04		Office Lease(2)
10.05		Security Agreement(2)
10.06		Exchange Agreement dated March 23, 1999(1)
10.09		Line of Credit Agreement(2)
10.10		Modification to Enrich (Unicity) Agreement(2)
10.11		Exclusive Supply and Distribution Agreement (Sanavive)(3)
10.11	(a)	Agreement with Newport Bioceuticals, LLC(2)
10.12		Exclusive Supply and Distribution Agreement (Newport Bioceuticals)(3)
10.13		Exclusive Supply and Distribution Agreement (ChiRx, Inc.)(3)
10.14		American China Techonolgy Systems, LLC Agreement(4)

10.16	Cymbiotics Distribution Agreement (5)
10.17	Proprietary Nutritionals Inc. Agreement (5)
10.18	Tony Gwynn Spokesperson Agreement (5)
10.19	Business Partners Operations Agreement (5)
10.20	Office Lease Agreement with Bernardo Gateway Partners(6)
10.21	Patent License with University of Minnesota(6)
10.22	Patent License with EHP Products, Inc.(6)
14	Code of Ethics (4)
31.1	302 Certification of William P. Spencer

23.0	Consents of Experts and Counsel

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Accounting Firm

23.2	Consent of HJ Associates & Consultants, LLP, Independent Registered Accounting Firm
31.2	302 Certification of Lowell W. Giffhorn
32.1	906 Certification of William P. Spencer
32.2	906 Certification of Lowell W. Giffhorn

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

        (5)  Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

(6) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

By: /s/ WILLIAM P. SPENCER
             William P. Spencer
             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 30, 2006
William P. Spencer	President and Director

/s/DEBRA L. SPENCER	Secretary, Treasurer, and Director	June 30, 2006
Debra L. Spencer

/s/ BARRY S. KING	Director	June 30, 2006
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	June 30, 2006
Jeffrey McGonegal

/s/ ROBERT BURG	Director	June 30, 2006
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 30, 2006
Lowell W. Giffhorn	Accounting Officer)