Form 10QSB
period 2006-06-30
IMAGENETIX INC /NV/
filed 2006-08-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,721,400
(Class)	Outstanding at August 11, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and March 31, 2006	3

	Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	21

SIGNATURES

*  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,079,937	$1,808,016
Accounts receivable, net	729,884	811,198
Inventories, net	2,059,924	1,741,468
Prepaid expenses	176,858	220,747
Income tax receivable	604,617	617,570
Deferred tax asset	151,359	94,200

Total current assets	4,802,579	5,293,199

Property and equipment, net	92,866	97,574

Other assets	498,088	503,301

	$5,393,533	$5,894,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$593,688	$740,461
Accrued liabilities	60,290	51,949
Customer deposits	71,299	48,485
Short term license payable	29,797	29,209

Total current liabilities	755,074	870,104

Long term license payable	61,199	68,873

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	—	—
Common stock, $.001par value; 50,000,000 shares
authorized: 10,721,400 issued and outstanding at
June 30 and March 31, 2006	10,721	10,721
Capital in excess of par value	10,344,741	10,342,395
Accumulated earnings (deficit)	(5,778,202)	(5,398,019)
Total stockholders' equity	4,577,260	4,955,097
	$5,393,533	$5,894,074

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2006	2005

Net sales	$931,569	$2,869,745

Cost of sales	503,800	1,596,807

Gross profit	427,769	1,272,938

Operating expenses:
General and administrative	378,268	291,409
Payroll expense	160,483	177,732
Consulting expense	323,550	261,417
Operating expenses	862,301	730,558
Operating income	(434,532)	542,380
Other income (expense):
Other income	9,889	8,912
Interest expense	(1,915)	(12,981)
Other income (expense)	7,974	(4,069)
Income (loss) before income taxes	(426,558)	538,311

Provision for (benefits from) taxes	(48,721)	234,300

Net income (loss)	$(377,837)	$304,011

Basic income (loss) per share	$(0.04)	$0.03

Diluted income (loss) per share	$(0.04)	$0.02

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income (loss)	$(377,837)	$304,011
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Amortization and depreciation	9,071	6,797
Provision for doubtful accounts	—	(22,070)
Provision for inventory obsolescence	32,412	81,096
Non cash expense related to issuance of warrants	—	38,607
Change in deferred taxes	(62,559)	(19,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	81,314	(632,284)
(Increase) decrease in employee receivable	(11,982)	—
(Increase) decrease in inventory	(350,868)	(82,527)
(Increase) decrease in other assets	62,121	(24,481)
Increase (decrease) in accounts payable	(146,773)	130,264
Increase (decrease) in accrued liabilities	8,341	9,868
Increase (decrease) in customer deposits	22,814	(75,391)
Increase (decrease) in income taxes payable	12,953	(242,608)
Net cash provided by (used in) operating activities	(720,993)	(527,718)
Investing activities:
Trademarks, patents and infomercial	—	(41,296)
Net cash used in investing activities	—	(41,296)
Financing activities:
Payments on notes payable to related party	—	(100,000)
Payments on patent license financed	(7,086)	—
Proceeds from exercise of stock options and warrants	—	147,152
Net cash provided by (used in) financing activities	(7,086)	47,152
Net increase (decrease) in cash	(728,079)	(521,862)
Cash, beginning of period	1,808,016	2,031,486
Cash, end of period	$1,079,937	$1,509,624

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,915	$12,981
Income taxes	$885	$495,908
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$2,346	$—

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended March 31, 2006.

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

Through March 31, 2006, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," required the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to account for stock-based compensation under APB No. 25.

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement is effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the new statement on April 1, 2006. The adoption of this new statement did not affect the Company's results of operations or net income per share, but may have a significant future effect as the Company will be required to expense the fair value of all share-based payments.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	June 30,	March 31,
	2006	2006

Accounts receivable - trade	$779,884	$861,198
Allowance for doubtful accounts	(50,000)	(50,000)

Accounts receivable, net	$729,884	$811,198

4.  INVENTORY

Inventory consists of the following:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	June 30,	March 31,
	2006	2006

Raw materials	$1,905,285	$1,554,417
Finished products	168,228	168,228
Boxes, labels, tubes & bottles	215,291	215,291
	2,288,804	1,937,936
Reserve for obsolescence	(228,880)	(196,468)
	$2,059,924	$1,741,468

5.  PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	June 30,	March 31,
	2006	2006

Office equipment	$40,922	$40,922
Lease-hold improvements	87,708	87,708
Leased equipment	12,341	12,341
	140,971	140,971

Less accumulated depreciation	48,105	43,397

	$92,866	$97,574

Depreciation expense for the quarter ended June 30, 2006 and 2005 was $4,708 and $6,051, respectively.

6.  OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	June 30,	March 31,
	2006	2006

Trademarks	$13,032	$13,032
Promotional	12,500	18,750
Patent	161,353	161,353
Deferred tax asset	335,600	330,200
	522,485	523,335

Less accumulated amortization	24,397	20,034

	$498,088	$503,301

For the quarter ended June 30, 2006 and 2005 amortization expense was $4,363 and $746, respectively.

7.  LICENSES PAYABLE

In May 2005, the Company entered into an agreement with EHP Products, Inc. acquiring a non-exclusive world-wide license to make, use and sell products relating to Cetyl Myristoleate covered under U.S. Patent No. 5,569,676. The agreement provides for payments of $3,000 per month from May 2005 through April 2009, at which time EHP Products, Inc. has agreed to convey ownership in the product to the Company.

As of June 30, 2006 and March 31, 2006 the following obligations were outstanding related to this license:

	June 30,	March 31,
	2006	2006

Patent License and Royalty Payable	$90,996	$98,082

Less current portion	29,797	29,209

Long term license payable	$61,199	$68,873

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

In June 2004, the Company entered into a marketing and promotion agreement which contained certain milestones which, if met, require the Company to issue warrants exercisable for up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone is met. The Company issued a warrant exercisable for up to 50,000 shares of common stock during the year ended March 31, 2004 and a warrant exercisable for up to 25,000 shares of common stock during the quarter ended June 30, 2005, as the result of three of the milestones being met. The warrants were valued using the Black-Sholes pricing model and resulted in additional expense of approximately $57,000 during the year ended March 31, 2004 and $39,000 during the quarter ended June 30, 2005. The Company estimated the fair value of each warrant at the issuance date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for the quarter ended June 30, 2005: dividend yield of zero percent; expected volatility of 94%, risk-free interest rate of 3.64%; and expected live of 5 years.

9. CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2006.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At June 30, 2006, the Company had 10,721,400 shares of common stock issued and outstanding.

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

Warrants

At June 30, 2006, there were outstanding warrants exercisable for up to 4,107,100 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2006 through 2010. There were no grants or exercises of warrants during the quarter ended June 30, 2006.

Warrants to purchase 1,316,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant, at the option of the Company, if there is an effective registration of the securities and the closing bid or selling price of the Company’s common stock for 10 consecutive trading days is equal to three times the exercise price of the warrants.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,129,000 options are outstanding as of June 30, 2006. The options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.50 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

10.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company used up its previous federal and state tax loss carry-forwards and it will be able to carry back to previous years the entire amount of the income tax benefit for federal tax purposes and carry forward as a deferred tax asset the amount of the tax benefit for state tax purposes.

At June 30 and March 31, 2006, the total of all deferred tax assets was $486,959 and $424,400, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset (liability):
	June 30,	March 31,
	2006	2006

Excess of financial accounting
over tax depreciation	$600	$6,000
State income tax benefits	33,959	(11,300)
Allowance for obsolete inventory	91,100	78,300
Allowance for bad debts	19,900	19,900
Valuation of stock options and warrants	335,000	324,200
Vacation accrual	6,400	7,300
Net deferred tax asset	$486,959	$424,400

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	June 30,
	2006	2005

Federal income tax expense computed at the Federal statutory rate	$(145,000)	$183,000
State income tax expense net of Federal benefit	(24,900)	34,300
Other	121,179	17,000

Income tax expense	$(48,721)	$234,300

The components of federal income tax expense from continuing operations consisted of the following for the periods ended:
	Three Months Ended June 30,
	2006	2005

Current income tax expense:
Federal	$(43,359)	$205,200
State	438	58,500

Net current tax expense	$(42,921)	$263,700

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$5,400	$(900)
State income tax benefits	11,500	—
Other	900	400
Valuation of stock options and warrants	(10,700)	—
Allowance for obsolete inventory	(12,900)	(39,700)
Allowance for bad debts	—	10,800

Net deferred tax benefit	$(5,800)	$(29,400)

Net	$(48,721)	$234,300

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	For the Three Months Ended
	June 30,
	2006	2005

Income (loss) available to common
shareholders (Numerator)	$(377,837)	$304,011

Weighted average number of common
shares outstanding used in basic income
per share during the period
(Denominator)	10,721,400	10,459,800

Weighted average number of common
shares outstanding used in diluted income
per share during the period
(Denominator)	10,721,400	12,333,978

At June 30, 2006, the Company had warrants to purchase 4,107,100 shares of common stock at prices ranging from $0.70 to $3.45 per share and stock options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.50 that were not included in the computation of earnings per share because their effects are anti-dilutive due to the Company reporting a loss for the quarter.

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

Management's discussion and analysis or plan of operation is based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

3. Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and, accordingly, has not established an estimated allowance for returns at June 30, 2006.

4. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

	Three Months Ended
			Increase
	6/30/06	6/30/05	(Decrease)%

Statements of Operations:
Net sales	$931,569	$2,869,745	$(1,938,176)	-67.5%
Cost of goods sold	503,800	1,596,807	(1,093,007)	-68.4%
% of net sales	54%	56%	-2%	-2.8%
Gross profit	427,769	1,272,938	(845,169)	-66.4%
% of net sales	46%	44%	2%	3.5%
Operating expenses
General and administrative	378,268	291,409	86,859	29.8%
Payroll expense	160,483	177,732	(17,249)	-9.7%
Consulting expense	323,550	261,417	62,133	23.8%
Total operating expenses	862,301	730,558	131,743	18.0%
Interest expense	(1,915)	(12,981)	(11,066)	-85.2%
Other income	9,889	8,912	977	NM
Provision for (benefit from) taxes	(48,721)	234,300	283,021	-120.8%
Net income (loss)	(377,837)	304,011	(681,848)	-224.3%
Net income (loss) per share basic	(0.04)	0.03	(0.07)	-233.3%
Net income (loss) per share diluted	(0.04)	0.02	(0.06)	-300.0%

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales

Net sales for the quarter ended June 30, 2006 decreased $1,938,176, 67.5%, to $931,569 compared to $2,869,745 for the quarter ended June 30, 2005. The primary reason for the sales decrease was that, during the quarter ended June 30, 2005, sales to a single distributor of Celadrin® as an ingredient and sales of our bulk topical cream product containing Celadrin® did not repeat during the quarter ended June 30, 2006. During the last quarter, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign. Although we anticipate our second fiscal quarter, which will end September 30, 2006, to continue to reflect the slow down in distributor sales, we do anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during the second half of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 56% for the quarter ended June 30, 2005 to 54% for the quarter ended June 30, 2006. This decrease was primarily due to the lower cost of goods sold associated with ingredient sales compared to private label finished goods. As discussed above, we began selling Celadrin® under a distribution agreement as an ingredient starting in October 2004. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $86,859, a 29.8% increase, to $378,268 for the quarter ended June 30, 2006 from $291,409 for the quarter ended June 30, 2005. The primary reason for the increase was an approximate $155,000 increase to clinical research studies. This increase was offset by reductions in rent, $23,000, and travel and related expenses, $34,000. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product and continued clinical research studies.

Payroll Expense

Payroll expense decreased to $160,483 for the quarter ended June 30, 2006, a decrease of 9.7% or $17,249, compared to $177,732 for the quarter ended June 30, 2005. This decrease was a result of a reduction of one sales person during the quarter ended June 30, 2005. We anticipate future increases relative to increased net sales.

Consulting Expenses

Consulting expenses increased to $323,550 for the quarter ended June 30, 2006, an increase of 23.8% or $62,133, compared to $261,417 for the quarter ended June 30, 2005. This increase was a result an approximate $70,000 increase related to preparing to sell directly to the mass markets with our own product, Inflame Away. We anticipate additional increases as we continue with clinical testing and selling into the mass market directly.

Provision for Income Taxes

As a result of the loss for the quarter ended June 30, 2006, an income tax benefit of $48,721 was recognized during the current quarter compared to $234,300 of tax expense being recognized during the quarter ended June 30, 2005. The quarter ended June 30, 2005, reflects tax loss carry-forwards. We have used up our previous federal and state tax loss carry-forwards and we will be able to carry back to previous years the entire amount of the income tax benefit for federal tax purposes and carry forward as a deferred tax asset the amount of the tax benefit for state tax purposes.

Capital Resources

Working Capital
			Increase
	6/30/06	3/31/06	(Decrease)

Current assets	$4,802,579	$5,293,199	$(490,620)
Current liabilities	755,074	870,104	(115,030)
Working capital	$4,047,505	$4,423,095	$(375,590)

Long-term debt	$61,199	$68,873	$(7,674)

Stockholders' equity	$4,577,260	$4,955,097	$(377,837)

Statements of Cash Flows Select Information

	Three Months Ended		Increase
	6/30/06	6/30/05	(Decrease)
Net cash provided by (used in):
Operating activities	$(720,993)	$(527,718)	$(193,275)
Investing activities	$—	$(41,296)	$41,296
Financing activities	$(7,086)	$47,152	$(54,238)

Balance Sheet Select Information
			Increase
	6/30/06	3/31/06	(Decrease)

Cash and cash equivalients	$1,079,937	$1,808,016	$(728,079)

Accounts receivable	$729,884	$811,198	$(81,314)

Inventory	$2,059,924	$1,741,468	$318,456

Accounts payable and accrued expenses	$653,978	$792,410	$(138,432)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2006, we had cash holdings of $1,079,937, a decrease of $728,079 compared to March 31, 2006. Our net working capital position at June 30, 2006, was $4,047,505 compared to $4,423,095 as of March 31, 2006. We have a single source and exclusive supplier arrangement with our Celadrin® supplier. We use Celadrin® in approximately 80% of our products representing approximately 87% of our sales for the year ended March 31, 2006. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We are embarking on a direct mass market strategy with our own product, Inflame Away. A significant portion of our working capital may be needed to implement this strategy. We believe that our cash position is sufficient to implement the mass market strategy and fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement is effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the new statement on April 1, 2006. The adoption of this new statement did not affect the Company's results of operations or net income per share, but may have a significant future effect as the Company will be required to expense the fair value of all share-based payments.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,721,400 common shares outstanding, all of which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,236,100 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 3.     CONTROLS AND PROCEDURES.

(a)
Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonablylikely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

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

IMAGENETIX, INC. a Nevada corporation

Date: August 14, 2006	By:	/s/ WILLIAM P. SPENCER
William P. Spencer Chief Executive Officer

(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)

EX-1