Form 10QSB
period 2006-09-30
IMAGENETIX INC /NV/
filed 2006-11-07
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,721,400
(Class)	Outstanding at November 6, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

			Page

PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets as of September 30, 2006 (unaudited)and March 31, 2006	3

		Consolidated Statements of Operations for the three and six months ended September 30, 2006 and 2005 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 (unaudited)	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	15

	Item 3.	Controls and Procedures	22

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Submission of Matters to a Vote of Security Holders	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	23

SIGNATURES

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,039,841	$1,808,016
Accounts receivable, net	1,016,399	811,198
Inventories, net	1,906,032	1,741,468
Prepaid expenses	147,857	220,747
Income tax receivable	529,667	617,570
Deferred tax asset	152,700	94,200

Total current assets	4,792,496	5,293,199

Property and equipment, net	99,448	97,574

Other assets	497,775	503,301

	$5,389,719	$5,894,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$612,397	$740,461
Accrued liabilities	54,145	51,949
Customer deposits	93,595	48,485
Short term license payable	30,397	29,209

Total current liabilities	790,534	870,104

Long term license payable	53,371	68,873

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 10,721,400 issued and outstanding at
September 30 and March 31, 2006	10,721	10,721
Capital in excess of par value	10,373,801	10,342,395
Accumulated earnings (deficit)	(5,838,708)	(5,398,019)
Total stockholders' equity	4,545,814	4,955,097
	$5,389,719	$5,894,074

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net sales	$1,333,016	$2,016,295	$2,264,586	$4,886,040

Cost of sales	669,870	1,152,244	1,173,670	2,607,343

Gross profit	663,146	864,051	1,090,916	2,278,697

Operating expenses:
General and administrative	172,627	1,227,156	550,898	1,660,273
Payroll expense	205,242	272,344	365,725	450,076
Consulting expense	343,844	207,782	667,393	469,199
Operating expenses	721,713	1,707,282	1,584,016	2,579,548
Operating income	(58,567)	(843,231)	(493,100)	(300,851)
Other income (expense):
Other income	7,099	9,105	16,989	18,017
Interest expense	(1,772)	(4,551)	(3,687)	(17,532)
Other income (expense)	5,327	4,554	13,302	485
Income (loss) before income taxes	(53,240)	(838,677)	(479,798)	(300,366)

Provision for (benefits from) taxes	(21,794)	(348,000)	(70,515)	(113,700)

Net income (loss)	$(31,446)	$(490,677)	$(409,283)	$(186,666)

Basic income (loss) per share	$(0.00)	$(0.05)	$(0.04)	$(0.02)

Diluted income (loss) per share	$(0.00)	$(0.05)	$(0.04)	$(0.02)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(409,283)	$(186,666)
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Amortization and depreciation	18,142	13,724
Provision for doubtful accounts , net	20,000	2,930
Provision for inventory obsolescence	15,313	112,927
Non cash expense related to warrants and stock options	-	760,346
Stock issued for services	-	87,750
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(223,802)	394,029
(Increase) decrease in inventory	(179,877)	(400,841)
(Increase) decrease in other assets	83,991	(603,040)
(Increase) decrease in deferred taxes	(74,200)	(52,600)
Increase (decrease) in accounts payable	(128,064)	535,312
Increase (decrease) in accrued liabilities	2,196	1,868
Increase (decrease) in customer deposits	45,110	(59,691)
Increase (decrease) in income taxes payable	87,903	(437,784)
Net cash provided by (used in) operating activities	(742,571)	168,264
Investing activities:
Leasehold improvements	(11,290)	-
Trademarks, patents and infomercial	-	(109,654)
Net cash used in investing activities	(11,290)	(109,654)
Financing activities:
Payments on notes payable to related party	-	(175,000)
Payments on patent license financed	(14,314)	-
Proceeds from exercise of stock options and warrants	-	253,944
Net cash provided by (used in) financing activities	(14,314)	78,944
Net increase (decrease) in cash	(768,175)	137,554
Cash, beginning of period	1,808,016	2,031,486
Cash, end of period	$1,039,841	$2,169,040

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,687	$17,532
Income taxes	$-	$740,908
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$31,406	$4,698,819

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

Stock Options

Prior to April 1, 2006, the Company applied Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost was recognized for stock options granted to employees when the option price was less than the market price of the underlying common stock on the date of grant.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Through March 31, 2006, SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," required the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model. SFAS No. 148 also provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Under the accounting provisions of SFAS No. 123, as of September 30, 2005, the Company’s net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005

Net income (loss), as reported	$(490,677)	$(186,666)
Stock-based employee compensation,
net of tax effects, included in reported net loss	217,200	217,200
Stock-based employee compensation,
net of tax effects	(322,935)	(322,935)
Proforma net income (loss)	$(596,412)	$(292,401)

Net income (loss) per share:
Basic- as reported	$(0.05)	$(0.02)
Basic- proforma	$(0.06)	$(0.03)
Diluted- as reported	$(0.05)	$(0.02)
Diluted- proforma	$(0.06)	$(0.03)

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

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	March 31,
	2006	2006

Accounts receivable - trade	$1,086,399	$861,198
Allowance for doubtful accounts	(70,000)	(50,000)

Accounts receivable, net	$1,016,399	$811,198

4.  INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2006	2006

Raw materials	$1,705,537	$1,554,417
Finished products	262,794	168,228
Boxes, labels, tubes & bottles	149,482	215,291
	2,117,813	1,937,936
Reserve for obsolescence	(211,781)	(196,468)
	$1,906,032	$1,741,468
5.  PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	September 30,	March 31,
	2006	2006

Office equipment	$40,922	$40,922
Lease-hold improvements	98,998	87,708
Leased equipment	12,341	12,341
	152,261	140,971

Less accumulated depreciation	52,813	43,397

	$99,448	$97,574

Depreciation expense for the six months ended September 30, 2006 and 2005 was $9,416 and $11,604, respectively.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

6.  OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	September 30,	March 31,
	2006	2006

Trademarks	$13,032	$13,032
Promotional	6,250	18,750
Patent	161,353	161,353
Deferred tax asset	345,900	330,200
	526,535	523,335

Less accumulated amortization	28,760	20,034

	$497,775	$503,301

For the six months ended September 30, 2006 and 2005 amortization expense was $8,726 and $2,120, respectively.

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

As of September 30, 2006 and March 31, 2006 the following obligations were outstanding related to this license:

	September 30,	March 31,
	2006	2006

Patent License and Royalty Payable	$83,768	$98,082

Less current portion	30,397	29,209

Long term license payable	$53,371	$68,873

8.  COMMITMENTS AND CONTINGENCIES

Litigation

Effective September 30, 2006, Imagenetix terminated its agreement with Proprietary Nutritionals, Inc., for marketing of its product Celadrin.TM  On September 28, 2006, the Company received a copy of a Complaint filed by Proprietary Nutritionals, Inc., Proprietary Nutritionals, Inc. V. Imagenetix, Inc., Thomas Hall and Frank Sajovic, No. 06CV2091 L POR (U.S. District Court, S.D. Cal.).   The Complaint alleges breach of contract by Imagenetix with respect to Imagenetix’s termination of the agreement, tortious interference with PNI’s business relations and economic advantages and quantum meruit claims.  The Company believes the allegations lack merit and the termination was proper under the terms of the agreement providing for termination upon a material breach including failure to meet sales goals.  Imagenetix intends to vigorously defend the litigation and has asserted claims on behalf of the Company against PNI for breach of the agreement. Management believes this action will not have a material effect on the financial position of the Company.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

9. CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2006.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At September 30, 2006, the Company had 10,721,400 shares of common stock issued and outstanding.

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

Warrants

At September 30, 2006, there were outstanding warrants exercisable for up to 4,107,100 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2007 through 2010. There were no grants or exercises of warrants during the six months ended September 30, 2006.

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

In addition, during the six months ended September 30, 2005 and 2006, the Company extended the expiration date on warrants exercisable for up to 2,757,782 and 165,375 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to use its best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since the Company failed to maintain a timely registration statement, it decided to extend the expiration date of the warrants.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Due to this modification, the Company recorded a non-cash dividend of $4,698,819 and $31,406 for the six months ended September 30, 2005 and 2006. The Company estimated the fair value of the dividend at the original date of expiration by using the Black-Scholes pricing model with the following weighted average assumptions: for the six months ended September 30, 2005- dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 3.64%; and expected lives of 25 months and for the six months ended September 30, 2006- dividend yield of zero percent; expected volatility of 71-72%; risk free interest rate of 4.56-4.87%; and expected lives of 13 to 18 months.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,129,000 options are outstanding as of September 30, 2006. The options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.50 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. There were no stock option grants or exercises during the six months ended September 30, 2006.

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

At September 30 and March 31, 2006, the total of all deferred tax assets was $498,600 and $424,400, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

The temporary differences gave rise to the following deferred tax asset (liability):

	September 30,	March 31,
	2006	2006

Excess of financial accounting over tax depreciation	$200	$6,000
State income tax benefits	34,000	(11,300)
Allowance for obsolete inventory	84,400	78,300
Allowance for bad debts	27,900	19,900
Valuation of stock options and warrants	345,700	324,200
Vacation accrual	6,400	7,300
Net deferred tax asset	$498,600	$424,400

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Federal income tax expense computed at the Federal statutory rate	$(18,131)	$(285,100)	$(163,131)	$(102,100)
State income tax expense net of Federal benefit	(3,838)	(50,900)	(28,738)	(16,600)
Other	175	(12,000)	121,354	5,000

Income tax expense (benefit)	$(21,794)	$(348,000)	$(70,515)	$(113,700)

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

The components of federal income tax expense from operations consisted of the following for the periods ended:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Current income tax expense:
Federal	$(8,058)	$(17,100)	$(51,417)	$188,100
State	(2,095)	(4,900)	(1,657)	53,600

Net current tax expense	$(10,153)	$(22,000)	$(53,074)	$241,700

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$375	$(300)	$5,775	$(1,200)
State income tax benefits	(125)	-	11,375	-
Other	17	(5,600)	917	(5,200)
Valuation of stock options and warrants	(10,743)	(302,800)	(21,443)	(302,800)
Allowance for obsolete inventory	6,801	(5,300)	(6,099)	(45,000)
Allowance for bad debts	(7,966)	(12,000)	(7,966)	(1,200)

Net deferred tax benefit	$(11,641)	$(326,000)	$(17,441)	$(355,400)

Net	$(21,794)	$(348,000)	$(70,515)	$(113,700)

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

11. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

Income (loss) available to common shareholders (Numerator)	$(31,446)	$(490,677)	$(409,283)	$(186,666)

Weighted average number of common shares outstanding used in basic income per share during the period (Denominator)	10,721,400	10,601,412	10,721,400	10,530,993

Weighted average number of common shares outstanding used in diluted income per share during the period (Denominator)	10,721,400	10,601,412	10,721,400	10,530,993

At September 30, 2006, the Company had warrants to purchase 4,107,100 shares of common stock at prices ranging from $0.70 to $3.45 per share and stock options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.50 that were not included in the computation of earnings per share because their effects are anti-dilutive due to the Company reporting losses for the three and six months ended September 30, 2006.

At September 30, 2005, the Company had warrants to purchase 50,000 shares of common stock at prices ranging from $2.78 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to the exercise price being higher than the average market price. For the three and six months ended September 30, 2005, the basic and dilutive weighted average number of common shares outstanding were the same because the effects are anti-dilutive due to the net loss for each of the periods.

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

Overview

We develop, formulate and market on a private label basis over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® which we offer as a part of product formulation which we sell under our own brand name, Inflame Away. We also offer Celadrin® as an ingredient which wholesale customers may use in their own products.

Historically, a key part of our marketing strategy has been our ability to provide to customers that distribute our products a "turnkey" approach to the marketing and distribution of our products. This turnkey approach provides our customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

We have developed and sold over 60 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We have also begun to offer Celadrin® products to mass market retailers under our own brand name, Inflame Away.

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

3. Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and, accordingly, has not established an estimated allowance for returns at September 30, 2006.

4. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

Results of Operations

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

	Six Months Ended		Increase
	9/30/06	9/30/05	(Decrease)%
Statements of Operations:
Net sales	$2,264,586	$4,886,040	$(2,621,454)	-53.7%
Cost of goods sold	1,173,670	2,607,343	(1,433,673)	-55.0%
% of net sales	52%	53%	-2%	-2.9%
Gross profit	1,090,916	2,278,697	(1,187,781)	-52.1%
% of net sales	48%	47%	2%	3.3%
Operating expenses
General and administrative	550,898	1,660,273	(1,109,375)	-66.8%
Payroll expense	365,725	450,076	(84,351)	-18.7%
Consulting expense	667,393	469,199	198,194	42.2%
Total operating expenses	1,584,016	2,579,548	(995,532)	-38.6%
Interest expense	(3,687)	(17,532)	(13,845)	-79.0%
Other income	16,989	18,017	(1,028)	NM
Provision for (benefit from) taxes	(70,515)	(113,700)	(43,185)	-38.0%
Net income (loss)	(409,283)	(186,666)	(222,617)	119.3%
Net income (loss) per share basic	(0.04)	(0.02)	(0.02)	100.0%
Net income (loss) per share diluted	(0.04)	(0.02)	(0.02)	100.0%

Net Sales

Net sales for the six months ended September 30, 2006 decreased $2,621,454, 53.7%, to $2,264,586 compared to $4,886,040 for the six months ended September 30, 2005. The primary reason for the sales decrease was that, during the six months ended September 30, 2005, sales to a single distributor of Celadrin® as an ingredient and sales of our bulk topical cream product containing Celadrin® did not repeat during the six months ended September 30, 2006. During the last six months, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign. Although we anticipate our third fiscal quarter, which will end December 31, 2006, to continue to reflect the slow down in distributor sales, we do anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during the last quarter of our current fiscal year or the beginning of our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at 47-48% for each of the reporting periods.. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses decreased by $1,109,375, a 66.8% decrease, to $550,898 for the six months ended September 30, 2006 from $1,660,273 for the six monts ended September 30, 2005. The primary reasons for the decrease were during the six months ended September 30, 2005, approximately $442,000 in commissions associated with a media campaign to brand Celadrin®, approximately $282,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, and approximately $433,000 non-cash expense as a result of changing the terms on stock options were not repeated in the six months ended September 30, 2006. We anticipate future general and administrative expense to increase as we incur additional costs as a result of our introduction of the Inflame Away product.

Payroll Expense

Payroll expense decreased to $365,725 for the six months ended September 30, 2006, a decrease of 18.7% or $84,351, compared to $450,076 for the six months ended September 30, 2005. This decrease was a result of approximately $109,000 non-cash expense as a result of changing the terms on stock options during the six months ended September 30, 2005 was not repeated during the current six months offset by an increase in payroll during the current six months. We anticipate an increase in future payroll expense as a result of our introduction of the Inflame Away product.

Consulting Expenses

Consulting expenses increased to $667,393 for the six months ended September 30, 2006, an increase of 42.2% or $198,194, compared to $469,199 for the six months ended September 30, 2005. This increase was a result of approximately $182,000 related to preparing for the introduction of Inflame Away. We anticipate additional increases in consulting expenses as a result of our introduction of the Inflame Away product.

Provision for Income Taxes

As a result of the loss for the six months ended September 30, 2006, an income tax benefit of $70,515 was recognized during the current six months compared to $113,700 of tax benefit being recognized during the six months ended September 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended		Increase
	9/30/06	9/30/05	(Decrease)%

Statements of Operations:
Net sales	$1,333,016	$2,016,295	$(683,279)	-33.9%
Cost of goods sold	669,870	1,152,244	(482,374)	-41.9%
% of net sales	50%	57%	-7%	-12.1%
Gross profit	663,146	864,051	(200,905)	-23.3%
% of net sales	50%	43%	7%	16.1%
Operating expenses
General and administrative	172,627	1,227,156	(1,054,529)	-85.9%
Payroll expense	205,242	272,344	(67,102)	-24.6%
Consulting expense	343,844	207,782	136,062	65.5%
Total operating expenses	721,713	1,707,282	(985,569)	-57.7%
Interest expense	(1,772)	(4,551)	(2,779)	-61.1%
Other income	7,099	9,105	(2,006)	NM
Provision for (benefit from) taxes	(21,794)	(348,000)	(326,206)	-93.7%
Net income (loss)	(31,446)	(490,677)	459,231	-93.6%
Net income (loss) per share basic	-	(0.05)	0.05	-100.0%
Net income (loss) per share diluted	-	(0.05)	0.05	-100.0%

Net Sales

Net sales for the quarter ended September 30, 2006 decreased $683,279, 33.9%, to $1,333,016 compared to $2,016,295 for the quarter ended September 30, 2005. The primary reason for the sales decrease was that, during the quarter ended September 30, 2005, sales to a single distributor of Celadrin® as an ingredient and sales of our bulk topical cream product containing Celadrin® did not repeat during the quarter ended September 30, 2006. During the last six months, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign. Although we anticipate our third fiscal quarter, which will end December 31, 2006, to continue to reflect the slow down in distributor sales, we do anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during the last quarter of our current fiscal year or the beginning of our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 57% for the quarter ended September 30, 2005 to 50% for the quarter ended September 30, 2006. This decrease was primarily due to the lower cost of goods sold associated with ingredient sales compared to private label finished goods. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses decreased by $1,054,529, an 85.9% decrease, to $172,627 for the quarter ended September 30, 2006 from $1,227,156 for the quarter ended September 30, 2005. The primary reasons for the decrease were during the quarter ended September 30, 2005, approximately $249,000 in commissions associated with a media campaign to brand Celadrin®, approximately $268,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, and approximately $433,000 non-cash expense as a result of changing the terms on stock options were not repeated in the quarter ended September 30, 2006. We anticipate future general and administrative expense to increase as we incur additional costs as a result of our introduction of the Inflame Away product.

Payroll Expense

Payroll expense decreased to $205,242 for the quarter ended September 30, 2006, a decrease of 24.6% or $67,102, compared to $272,344 for the quarter ended September 30, 2005. This decrease was a result of approximately $109,000 non-cash expense as a result of changing the terms on stock options during the quarter ended September 30, 2005 was not repeated during the current quarter offset by an increase in payroll during the current quarter.. We anticipate an increase in future payroll expense as a result of our introduction of the Inflame Away product.

Consulting Expenses

Consulting expenses increased to $343,844 for the quarter ended September 30, 2006, an increase of 65.5% or $136,062, compared to $207,782 for the quarter ended September 30, 2005. This increase was a result of approximately $112,000 related to preparing for the introduction of Inflame Away. We anticipate additional increases in consulting expenses as a result of our introduction of the Inflame Away product.

Provision for Income Taxes

As a result of the loss for the quarter ended September 30, 2006, an income tax benefit of $21,794 was recognized during the current quarter compared to $348,000 of tax benefit being recognized during the quarter ended September 30, 2005.

Capital Resources

Working Capital

	September 30, 2006	March 31, 2006	Increase (Decrease)

Current assets	$4,792,496	$5,293,199	$(500,703)
Current liabilities	790,534	870,104	(79,570)
Working capital	$4,001,962	$4,423,095	$(421,133)

Long-term debt	$53,371	$68,873	$(15,502)

Stockholders' equity	$4,545,814	$4,955,097	$(409,283)

Statements of Cash Flows Select Information

	Six Months Ended September 30,		Increase
	2006	2005	(Decrease)
Net cash provided by (used in):
Operating activities	$(742,571)	$168,264	$(910,835)
Investing activities	$(11,290)	$(109,654)	$98,364
Financing activities	$(14,314)	$78,944	$(93,258)

Balance Sheet Select Information

	September 30, 2006	March 31, 2006	Increase (Decrease)

Cash and cash equivalients	$1,039,841	$1,808,016	$(768,175)

Accounts receivable, net	$1,016,399	$811,198	$205,201

Inventory, net	$1,906,032	$1,741,468	$164,564

Accounts payable and accrued expenses	$666,542	$792,410	$(125,868)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2006, we had cash holdings of $1,039,841, a decrease of $768,175 compared to March 31, 2006. Our net working capital position at September 30, 2006, was $4,001,962 compared to $4,423,095 as of March 31, 2006. We have a single source and exclusive supplier arrangement with our Celadrin® supplier. We use Celadrin® in approximately 80% of our products representing approximately 87% of our sales for the year ended March 31, 2006. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We are embarking on a direct mass market strategy with our own product, Inflame Away. A significant portion of our working capital may be needed to implement this strategy. We believe that our cash position is sufficient to implement the mass market strategy and fund our operating activities for at least the next 12 months.

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

We Are Currently Involved In A Legal Dispute Which Could Impact Our Future Results Of Operations And Working Capital

We are being sued by a previous distributor of Celadrin®. We believe that the distributor’s claim lacks merit, a claim which we dispute and which we intend to defend vigorously. Should we not prevail in this dispute, the amount payable to the distributor could affect our business and operations. In addition, if we are required to litigate this matter, or otherwise settle the matter outside of court, the cost of resolving this matter may impact our future reported results of operations and consume a significant amount of cash.

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

•   Lower trading volume; and

•   Market conditions.

There could be wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent an investor from obtaining a market price equal to his purchase price when he attempts to sell our securities in the open market. In these situations, the investor may be required to either sell our securities at a market price which is lower than his purchase price, or to hold our securities for a longer period of time than he planned.

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

(b)
Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Effective September 30, 2006, Imagenetix terminated its agreement with Proprietary Nutritionals, Inc., for marketing of its product Celadrin.TM  On September 28, 2006, the Company received a copy of a Complaint filed by Proprietary Nutritionals, Inc., Proprietary Nutritionals, Inc. V. Imagenetix, Inc., Thomas Hall and Frank Sajovic, No. 06CV2091 L POR (U.S. District Court, S.D. Cal.).   The Complaint alleges breach of contract by Imagenetix with respect to Imagenetix’s termination of the agreement, tortious interference with PNI’s business relations and economic advantages and quantum meruit claims.  The Company believes the allegations lack merit and the termination was proper under the terms of the agreement providing for termination upon a material breach including failure to meet sales goals.  Imagenetix intends to vigorously defend the litigation and has asserted claims on behalf of the Company against PNI for breach of the agreement. Management believes this action will not have a material effect on the financial position of the Company.

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

IMAGENETIX, INC. a Nevada corporation

Date: November 7, 2006	By:	/s/ WILLIAM P. SPENCER
William P. Spencer Chief Executive Officer

(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)