Form 10QSB
period 2006-12-31
IMAGENETIX INC /NV/
filed 2007-02-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,721,400
(Class)	Outstanding at February 12, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of December 31, 2006 (unaudited)
	and March 31, 2006	3

	Consolidated Statements of Operations for the three and nine
	months ended December 31, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months
	ended December 31, 2006 and 2005 (unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of
	Operation	15

Item 3.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	23

SIGNATURES		24

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Consolidated Balance Sheets

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,081,806	$1,808,016
Accounts receivable, net	954,101	811,198
Inventories, net	1,910,015	1,741,468
Prepaid expenses	180,644	220,747
Income tax receivable	340,824	617,570
Deferred tax asset	179,738	94,200

Total current assets	4,647,128	5,293,199

Property and equipment, net	109,681	97,574

Other assets	498,462	503,301

	$5,255,271	$5,894,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$592,615	$740,461
Accrued liabilities	73,336	51,949
Customer deposits	248,525	48,485
Short term license payable	31,009	29,209

Total current liabilities	945,485	870,104

Long term license payable	45,386	68,873

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 10,721,400 issued and outstanding at
December 31 and March 31, 2006	10,721	10,721
Capital in excess of par value	10,449,791	10,342,395
Accumulated earnings (deficit)	(6,196,112)	(5,398,019)
Total stockholders' equity	4,264,400	4,955,097
	$5,255,271	$5,894,074

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Net sales	$1,062,373	$1,742,979	$3,326,958	$6,629,019

Cost of sales	617,975	834,412	1,791,645	3,403,148

Gross profit	444,398	908,567	1,535,313	3,225,871

Operating expenses:
General and administrative	362,867	438,076	913,763	2,246,156
Payroll expense	166,040	171,543	531,765	512,419
Consulting expense	352,590	234,066	1,019,983	703,265
Operating expenses	881,497	843,685	2,465,511	3,461,840
Operating income	(437,099)	64,882	(930,198)	(235,969)
Other income (expense):
Other income	5,101	7,964	22,089	25,981
Interest expense	(1,626)	-	(5,313)	(17,532)
Other income (expense)	3,475	7,964	16,776	8,449
Income (loss) before income taxes	(433,624)	72,846	(913,422)	(227,520)

Provision for (benefits from) taxes	(152,210)	(24,800)	(222,725)	(138,500)

Net income (loss)	$(281,414)	$97,646	$(690,697)	$(89,020)

Basic income (loss) per share	$(0.03)	$0.01	$(0.06)	$(0.01)

Diluted income (loss) per share	$(0.03)	$0.01	$(0.06)	$(0.01)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Operating activities:
Net income (loss)	$(690,697)	$(89,020)
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Amortization and depreciation	29,775	40,854
Provision for doubtful accounts , net	20,000	12,930
Provision for inventory obsolescence	15,756	78,225
Non cash expense related to warrants and stock options	-	975,687
Stock issued for services	-	87,750
Deferred taxes	(112,538)	(306,400)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(160,778)	1,050,329
(Increase) decrease in inventory	(184,303)	(53,821)
(Increase) decrease in other assets	56,728	(644,847)
Increase (decrease) in accounts payable	(147,846)	(470,606)
Increase (decrease) in accrued liabilities	21,387	45,678
Increase (decrease) in customer deposits	200,040	(9,206)
Increase (decrease) in income taxes payable	276,746	(437,784)
Net cash provided by (used in) operating activities	(675,730)	279,769
Investing activities:
Property and equipment	(28,793)	(21,000)
Trademarks, patents and infomercial	-	(147,747)
Net cash used in investing activities	(28,793)	(168,747)
Financing activities:
Payments on notes payable to related party	-	(225,000)
Payments on patent license financed	(21,687)	-
Proceeds from exercise of stock options and warrants	-	278,692
Net cash provided by (used in) financing activities	(21,687)	53,692
Net increase (decrease) in cash	(726,210)	164,714
Cash, beginning of period	1,808,016	2,031,486
Cash, end of period	$1,081,806	$2,196,200

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$17,532
Income taxes	$-	$734,066
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$107,396	$4,698,819

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Under the accounting provisions of SFAS No. 123, as of December 31, 2005, the Company’s net earnings (loss) per share would have been decreased or increased by the pro forma amounts indicated below:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005

Net income (loss), as reported	$97,646	$(89,020)
Stock-based employee compensation,
net of tax effects, included in reported net loss	-	217,200
Stock-based employee compensation,
net of tax effects	(447,429)	(770,364)
Proforma net income (loss)	$(349,783)	$(642,184)

Net income (loss) per share:
Basic- as reported	$0.01	$(0.01)
Basic- proforma	$(0.03)	$(0.06)
Diluted- as reported	$0.00	$(0.01)
Diluted- proforma	$(0.03)	$(0.06)

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	December 31,	March 31,
	2006	2006
Accounts receivable - trade	$1,024,101	$861,198
Allowance for doubtful accounts	(70,000)	(50,000)

Accounts receivable, net	$954,101	$811,198

4.  INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2006	2006
Raw materials	$1,472,191	$1,554,417
Finished products	503,981	168,228
Boxes, labels, tubes & bottles	146,067	215,291
	2,122,239	1,937,936
Reserve for obsolescence	(212,224)	(196,468)
	$1,910,015	$1,741,468

5.  PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	December 31,	March 31,
	2006	2006
Office equipment	$53,091	$40,922
Lease-hold improvements	104,332	87,708
Leased equipment	12,341	12,341
	169,764	140,971

Less accumulated depreciation	60,083	43,397

	$109,681	$97,574

Depreciation expense for the nine months ended December 31, 2006 and 2005 was $16,686 and $37,674, respectively.

6.  OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	December 31,	March 31,
	2006	2006
Trademarks	$13,032	$13,032
Promotional	-	18,750
Patent	161,353	161,353
Deferred tax asset	357,200	330,200
	531,585	523,335

Less accumulated amortization	33,123	20,034

	$498,462	$503,301

For the nine months ended December 31, 2006 and 2005 amortization expense was $1,078 and $3,180, respectively.

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

As of December 31, 2006 and March 31, 2006 the following obligations were outstanding related to this license:

	December 31,	March 31,
	2006	2006
Patent License and Royalty Payable	$76,395	$98,082

Less current portion	31,009	29,209

Long term license payable	$45,386	$68,873

8.  COMMITMENTS AND CONTINGENCIES

Litigation

Effective December 31, 2006, Imagenetix terminated its agreement with Proprietary Nutritionals, Inc., for marketing of its product Celadrin.TM  On September 28, 2006, the Company received a copy of a Complaint filed by Proprietary Nutritionals, Inc., Proprietary Nutritionals, Inc. V. Imagenetix, Inc., Thomas Hall and Frank Sajovic, No. 06CV2091 L POR (U.S. District Court, S.D. Cal.).   The Complaint alleges breach of contract by Imagenetix with respect to Imagenetix’s termination of the agreement, tortious interference with PNI’s business relations and economic advantages and quantum meruit claims.  The Company believes the allegations lack merit and the termination was proper under the terms of the agreement providing for termination upon a material breach including failure to meet sales goals.  Imagenetix intends to vigorously defend the litigation and has asserted claims on behalf of the Company against PNI for breach of the agreement. Management believes this action will not have a material effect on the financial position of the Company.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

9. CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations, and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2006.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At December 31, 2006, the Company had 10,721,400 shares of common stock issued and outstanding.

During the nine months ended December 31, 2005, the Company issued 222,944 shares of common stock for proceeds of $253,944. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Also, during the nine months ended December 31, 2005, the Company issued 45,000 shares of common stock to three individuals in exchange for services they provided to the company. The services performed were valued based on the price of the common stock on the date of issuance, $1.95 per share or $87,750 in the aggregate. This amount was reflected as non-cash expense during the quarter ended December 31, 2005.

Stock Bonus Plan

During the year ended March 31, 2000, the Board of Directors of the Company adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the Board of Directors. At present, 499,500 shares have been granted under the plan.

Warrants

At December 31, 2006, there were outstanding warrants exercisable for up to 4,107,100 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2007 through 2010. There were no grants or exercises of warrants during the nine months ended December 31, 2006.

At December 31, 2005, there were outstanding warrants exercisable for up to 4,155,904 shares of common stock with exercise prices ranging from $0.70 to $3.45 per share expiring in 2007 through 2010.

During the nine months ended December 31, 2005, the Company issued 222,944 shares of common stock for proceeds of $253,944. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

In addition, during the nine months ended December 31, 2005 and 2006, the Company extended the expiration date on warrants exercisable for up to 2,757,782 and 415,375 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, the Company was to use its best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since the Company failed to maintain a timely registration statement, it decided to extend the expiration date of the warrants.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

Due to this modification, the Company recorded a non-cash dividend of $4,698,819 and $107,396 for the nine months ended December 31, 2005 and 2006. The Company estimated the fair value of the dividend at the original date of expiration by using the Black-Scholes pricing model with the following weighted average assumptions: for the nine months ended December 31, 2005- dividend yield of zero percent; expected volatility of 90%; risk free interest rate of 3.64%; and expected lives of 25 months and for the nine months ended December 31, 2006- dividend yield of zero percent; expected volatility of 70-72%; risk free interest rate of 4.56-4.87%; and expected lives of 13 to 18 months.

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,129,000 options are outstanding as of December 31, 2006. The options have been granted to executive officers, employees and consultants at prices ranging from $.86 to $2.50 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price. There were no stock option grants or exercises during the nine months ended December 31, 2006.

10.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards. The Company used up its previous federal and state tax loss carry-forwards and it will be able to carry back to previous years the entire amount of the income tax benefit for federal tax purposes and carry forward as a deferred tax asset the amount of the tax benefit for state tax purposes.

At December 31 and March 31, 2006, the total of all deferred tax assets was $536,900 and $424,400, respectively. There are no deferred tax liabilities for either period. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

The temporary differences gave rise to the following deferred tax asset (liability):

	December 31,	March 31,
	2006	2006
Excess of financial accounting
over tax depreciation	$800	$6,000
State income tax benefits	59,600	(11,300)
Allowance for obsolete inventory	84,500	78,300
Allowance for bad debts	27,900	19,900
Valuation of stock options and warrants	356,400	324,200
Vacation accrual	7,700	7,300
Net deferred tax asset	$536,900	$424,400

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the periods ended:
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Federal income tax expense computed at the Federal statutory rate	$(147,469)	$24,700	$(310,600)	$(77,400)
State income tax expense net of Federal benefit	(24,562)	4,800	(53,300)	(11,800)
Other	19,821	(54,300)	141,175	(49,300)

Income tax expense (benefit)	$(152,210)	$(24,800)	$(222,725)	$(138,500)

The components of federal income tax expense from operations consisted of the following for the periods ended:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Current income tax expense:
Federal	$(115,983)	$7,800	$(167,400)	$195,900
State	(35,443)	(21,600)	(37,100)	32,000

Net current tax expense	$(151,426)	$(13,800)	$(204,500)	$227,900

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$(650)	$(9,100)	$5,125	$(10,300)
State income tax benefits	12,876	-	24,251	-
Other	(2,112)	(1,200)	(1,195)	(6,400)
Valuation of stock options and warrants	(10,721)	(10,700)	(32,164)	(313,500)
Allowance for obsolete inventory	(177)	13,900	(6,276)	(31,100)
Allowance for bad debts	-	(3,900)	(7,966)	(5,100)

Net deferred tax benefit	$(784)	$(11,000)	$(18,225)	$(366,400)

Net	$(152,210)	$(24,800)	$(222,725)	$(138,500)

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

11. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share of common stock for the period presented:

IMAGENETIX, INC.
Notes to the Unaudited Consolidated Financial Statements (Continued)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Income (loss) available to common
shareholders (Numerator)	$(281,000)	$98,000	$(691,000)	$(89,000)

Weighted average number of common
shares outstanding used in basic income
per share during the period
(Denominator)	10,721,400	10,678,710	10,721,400	10,580,411

Weighted average number of common
shares outstanding used in diluted income
per share during the period
(Denominator)	10,721,400	13,024,036	10,721,400	12,654,449

At December 31, 2006, the Company had warrants to purchase 4,107,100 shares of common stock at prices ranging from $0.70 to $3.45 per share and stock options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.50 that were not included in the computation of earnings per share because their effects are anti-dilutive due to the Company reporting losses for the three and nine months ended December 31, 2006.

At December 31, 2005, the Company had warrants to purchase 50,000 shares of common stock at prices ranging from $2.78 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to the exercise price being higher than the average market price. For the three and nine months ended December 31, 2005, the basic and dilutive weighted average number of common shares outstanding were the same because the effects are anti-dilutive due to the net loss for each of the periods.

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

3. Revenue Recognition

Revenue is recognized when the product is shipped. The Company evaluates whether an allowance for estimated returns is required based on historical returns. The Company has not had significant returns and, accordingly, has not established an estimated allowance for returns at December 31, 2006.

4. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

Results of Operations

Nine months Ended December 31, 2006 Compared to Nine months Ended December 31, 2005

	Nine Months Ended December 31,
	2006	2005	Increase (Decrease)%
Statements of Operations:
Net sales	$3,327,000	$6,629,000	$(3,302,000)	-49.8%
Cost of goods sold	1,792,000	3,403,000	(1,611,000)	-47.3%
% of net sales	54%	51%	3%	4.9%
Gross profit	1,535,000	3,226,000	(1,691,000)	-52.4%
% of net sales	46%	49%	-3%	-5.2%
Operating expenses
General and administrative	914,000	2,246,000	(1,332,000)	-59.3%
Payroll expense	532,000	513,000	19,000	3.7%
Consulting expense	1,020,000	703,000	317,000	45.1%
Total operating expenses	2,466,000	3,462,000	(996,000)	-28.8%
Interest expense	(5,000)	(18,000)	(13,000)	-72.2%
Other income	22,000	26,000	(4,000)	15.4%
Provision for (benefit from) taxes	(223,000)	(139,000)	84,000	60.4%
Net income (loss)	(691,000)	(89,000)	(602,000)	676.4%
Net income (loss) per share basic	(0.06)	(0.01)	(0.05)	500.0%
Net income (loss) per share diluted	(0.06)	(0.01)	(0.05)	500.0%

Net Sales

Net sales for the nine months ended December 31, 2006 decreased $3,302,000, 49.8%, to $3,327,000 compared to $6,629,000 for the nine months ended December 31, 2005. The primary reason for the sales decrease was that, during the nine months ended December 31, 2005, sales to a single distributor of Celadrin® as an ingredient and sales of our bulk topical cream product containing Celadrin® did not repeat during the nine months ended December 31, 2006. During the last nine months, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign. Although we anticipate the balance of our current fiscal year, which will end March 31, 2007, to continue to reflect the slow down in distributor sales, we do anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during the first half of our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 54% for the nine months ended December 31, 2006 compared to 51% for the nine months ended December 31, 2005. This increase was a result of the product mix sold during the current reporting period. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses decreased by $1,332,000, a 59.3% decrease, to $914,000 for the nine months ended December 31, 2006 from $2,246,000 for the nine monts ended December 31, 2005. The primary reasons for the decrease were during the nine months ended December 31, 2005, approximately $415,000 in commissions associated with a media campaign to brand Celadrin®, approximately $307,000 charged to marketing expenses related to the issuance of stock and warrants to several individuals who are marketing Celadrin®, approximately $433,000 non-cash expense as a result of changing the terms on stock options and approximately $39,000 in charges to bad debts were not repeated in the nine months ended December 31, 2006. We anticipate future general and administrative expense to increase as we incur additional costs as a result of our introduction of the Inflame Away product.

Payroll Expense

Payroll expense increased to $532,000 for the nine months ended December 31, 2006, an increase of 3.7% or $19,000, compared to $513,000 for the nine months ended December 31, 2005. This increase was a result of normal payroll increases during the current reporting period. We anticipate an increase in future payroll expense as a result of our introduction of the Inflame Away product.

Consulting Expenses

Consulting expenses increased to $1,020,000 for the nine months ended December 31, 2006, an increase of 45.1% or $317,000, compared to $703,000 for the nine months ended December 31, 2005. This increase was a result of approximately $264,000 related to preparing for the introduction of Inflame Away. We anticipate additional increases in consulting expenses as a result of our introduction of the Inflame Away product.

Provision for Income Taxes

As a result of the loss for the nine months ended December 31, 2006, an income tax benefit of $223,000 was recognized during the current nine months compared to $139,000 of tax benefit being recognized during the nine months ended December 31, 2005.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

	Three Months Ended December 31,
	2006	2005	Increase (Decrease)%
Statements of Operations:
Net sales	$1,062,000	$1,743,000	$(681,000)	-39.1%
Cost of goods sold	618,000	834,000	(216,000)	-25.9%
% of net sales	58%	48%	10%	21.6%
Gross profit	444,000	909,000	(465,000)	-51.2%
% of net sales	42%	52%	-10%	-19.8%
Operating expenses
General and administrative	363,000	438,000	(75,000)	-17.1%
Payroll expense	166,000	172,000	(6,000)	-3.5%
Consulting expense	352,000	234,000	118,000	50.4%
Total operating expenses	881,000	844,000	37,000	4.4%
Interest expense	(1,000)	-	1,000	NM
Other income	5,000	8,000	(3,000)	-37.5%
Provision for (benefit from) taxes	(152,000)	(25,000)	127,000	508.0%
Net income (loss)	(281,000)	98,000	(379,000)	NM
Net income (loss) per share basic	(0.03)	0.01	(0.04)	NM
Net income (loss) per share diluted	(0.03)	0.01	(0.04)	NM

Net Sales

Net sales for the nine months ended December 31, 2006 decreased $3,302,000, 49.8%, to $3,327,000 compared to $6,629,000 for the nine months ended December 31, 2005. The primary reason for the sales decrease was that, during the nine months ended December 31, 2005, sales to a single distributor of Celadrin® as an ingredient and sales of our bulk topical cream product containing Celadrin® did not repeat during the nine months ended December 31, 2006. During the last nine months, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign. Although we anticipate the balance of our current fiscal year, which will end March 31, 2007, to continue to reflect the slow down in distributor sales, we do anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during the first half of our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 48% for the quarter ended December 31, 2005 to 58% for the quarter ended December 31, 2006. This increase was a result of the product mix sold during the current reporting period. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses decreased by $75,000, a 17.1% decrease, to $363,000 for the quarter ended December 31, 2006 from $438,000 for the quarter ended December 31, 2005. The primary reason for the decrease was during the quarter ended December 31, 2005, approximately $86,000 in commissions associated with a media campaign to brand Celadrin® was not repeated in the quarter ended December 31, 2006. We anticipate future general and administrative expense to increase as we incur additional costs as a result of our introduction of the Inflame Away product.

Payroll Expense

Payroll expense decreased to $166,000 for the quarter ended December 31, 2006, a decrease of 3.5% or $6,000, compared to $172,000 for the quarter ended December 31, 2005. This decrease was a result of approximately $109,000 non-cash expense as a result of changing the terms on stock options during the quarter ended December 31, 2005 was not repeated during the current quarter offset by an increase in payroll during the current quarter. We anticipate an increase in future payroll expense as a result of our introduction of the Inflame Away product.

Consulting Expenses

Consulting expenses increased to $352,000 for the quarter ended December 31, 2006, an increase of 50.4% or $118,000, compared to $234,000 for the quarter ended December 31, 2005. This increase was a result of approximately $121,000 related to preparing for the introduction of Inflame Away. We anticipate additional increases in consulting expenses as a result of our introduction of the Inflame Away product.

Provision for Income Taxes

As a result of the loss for the quarter ended December 31, 2006, an income tax benefit of $152,000 was recognized during the current quarter compared to an income tax benefit of $25,000 being recognized during the quarter ended December 31, 2005.

Capital Resources

Working Capital

	December 31, 2006	March 31, 2006	Increase (Decrease)
Current assets	$4,647,128	$5,293,199	$(646,071)
Current liabilities	945,485	870,104	75,381
Working capital	$3,701,643	$4,423,095	$(721,452)

Long-term debt	$45,386	$68,873	$(23,487)

Stockholders' equity	$4,264,400	$4,955,097	$(690,697)

Statements of Cash Flows Select Information

	Nine Months Ended December 31,
	2006	2005	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(675,730)	$279,769	$(955,499)
Investing activities	$(28,793)	$(168,747)	$139,954
Financing activities	$(21,687)	$53,692	$(75,379)

Balance Sheet Select Information

	December 31, 2006	March 31, 2006	Increase (Decrease)
Cash and cash equivalients	$1,081,806	$1,808,016	$(726,210)

Accounts receivable, net	$954,101	$811,198	$142,903

Inventory, net	$1,910,015	$1,741,468	$168,547

Accounts payable and accrued expenses	$665,951	$792,410	$(126,459)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2006, we had cash holdings of $1,081,806, a decrease of $726,210 compared to March 31, 2006. Our net working capital position at December 31, 2006, was $3,701,643 compared to $4,423,095 as of March 31, 2006. We have a single source and exclusive supplier arrangement with our Celadrin® supplier. We use Celadrin® in approximately 67% of our products representing approximately 84% of our sales for the year ended March 31, 2006. The interruption of raw material from this supplier would adversely affect our business and financial condition. Although our client base is growing, the loss of any of our four largest customers would have a material adverse effect on our revenue and earnings. We are embarking on a direct mass market strategy with our own product, Inflame Away. A significant portion of our working capital may be needed to implement this strategy. We believe that our cash position is sufficient to implement the mass market strategy and fund our operating activities for at least the next 12 months.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

Effective December 31, 2006, Imagenetix terminated its agreement with Proprietary Nutritionals, Inc., for marketing of its product Celadrin.TM  On September 28, 2006, the Company received a copy of a Complaint filed by Proprietary Nutritionals, Inc., Proprietary Nutritionals, Inc. V. Imagenetix, Inc., Thomas Hall and Frank Sajovic, No. 06CV2091 L POR (U.S. District Court, S.D. Cal.).   The Complaint alleges breach of contract by Imagenetix with respect to Imagenetix’s termination of the agreement, tortious interference with PNI’s business relations and economic advantages and quantum meruit claims.  The Company believes the allegations lack merit and the termination was proper under the terms of the agreement providing for termination upon a material breach including failure to meet sales goals.  Imagenetix intends to vigorously defend the litigation and has asserted claims on behalf of the Company against PNI for breach of the agreement. Management believes this action will not have a material effect on the financial position of the Company.

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

IMAGENETIX, INC. a Nevada corporation

Date: February 14, 2007	By:	/s/ WILLIAM P. SPENCER
William P. Spencer Chief Executive Officer
(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)