Form 10KSB
period 2007-03-31
IMAGENETIX INC /NV/
filed 2007-06-29
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year end March 31, 2007

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

Revenues for the fiscal year ended March 31, 2007 were: $5,596,725.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 25, 2007 was $7,639,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 25, 2007 the issuer had 10,871,400 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Annual Report on Form 10-KSB
For the Year Ended March 31, 2007

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

We develop, formulate and market over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® a product formulation which we sell to the mass market through retailers and on a private label basis to wholesale customers.

A key part of our marketing strategy is to provide to our wholesale customers a "turnkey" approach to the marketing and distribution of our products. This turnkey approach provides these customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

We sell directly to the mass markets through retailers InflameAway, our own Celadrin® branded product. We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

Our Business

We develop, formulate and market over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution including direct sales to the mass market through retailers, direct marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television.

A key part of our marketing strategy is to provide a "turnkey" approach to the marketing and distribution of our products. Our "turnkey" approach provides:

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

Our largest customers accounted for 23% and 15% of our net sales for the year ended March 31, 2007 and 22%, 16%, 13% and 11% for the year ended March 31, 2006.

Our Strategy

We are a developer, formulator and supplier of natural-based products, designed to enhance human and animal health. We develop, formulate over-the-counter topical creams, nutritional and skin care products marketed globally through multiple channels of distribution. Our strategy involves:

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

Products

We offer a variety of specialized proprietary nutritional formulations, over-the-counter topical creams, and skin care products. Since beginning operations in February 1999, we have developed and sold over 90 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct selling, sales to mass market retailers, direct response radio, nutritional newsletters and medical care professionals. Our product formulations may be developed by our customers, co-developed by us and our customers or developed exclusively by us for the customer.

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2007, approximately 75% of our revenue, was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product and also as a branded ingredient to be used by our wholesale customers in their own product formulations.

A number of safety and efficacy studies have been conducted on Celadrin®'s principal composition, cetylated fatty acids. Studies have been presented at international scientific conferences, with two studies having been published in the Journal of Rheumatology and one study published in the Journal of Strength and Conditioning Research. We are continuing research to determine Celadrin®'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using the Celadrin® compounds and market these formulations through multiple distribution channels. Our wholesale customers resell Celadrin® and other formulated products under their own labels and trade names. We do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin®, we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

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

In June 2004 we entered into an agreement with Proprietary Nutritionals Inc. to globally promote and market our Celadrin® compound on a non-exclusive basis throughout the world, except India and China. In 2007, we renegotiated the agreement as part of a legal settlement. See Legal Proceedings.

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

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and as a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 15% of our sales and a weight loss product which represented approximately 10% of our sales for the year ended March 31, 2007.

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

Marketing and Distribution.

We market our products to customers in multiple channels of distribution. Our marketing strategy consists of:

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

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31 were as follows:

	2007	2006
Domestic sales	96.9%	96.6%

Foreign sales:
India	2.2	1.8
Canada	0.5	0.7
Australia	0.3	0.6
Korea	-	0.1
Taiwan	0.1	0.2
Total foreign sales	3.1	3.4

Total sales	100.0%	100.0%

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

In March 2003 we filed a patent application for Genepril, seeking approval of claims for the prevention and treatment of various types of arthritis and other inflammatory joint diseases, as well as periodontal, psoriasis, lupus and cardiovascular conditions. In June 2005 we received notification that the application had been approved and that a patent could be issued. Subsequent to the notification, we requested additional claims be added to the application. Accordingly, the patent office is continuing its review of our application. There can be no assurance that others may not develop compounds superior to Genepril.

Employees

At March 31, 2007, we had seven full-time employees and four part-time consultants, including our executive officers.

ITEM 2.     DESCRIPTION OF PROPERTY.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California. We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from a current level of $10,670 increasing annually to $12,673 for the seventh year. The average monthly rent for the seven-year period is $11,212. In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a three-year lease ending August 31, 2009 for a monthly rent of $3,889. This space is intended to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

Effective September 30, 2006, Imagenetix terminated its agreement with Proprietary Nutritionals, Inc., for marketing of its product Celadrin.TM  On September 28, 2006, we received a copy of a Complaint filed by Proprietary Nutritionals, Inc. (PNI), Proprietary Nutritionals, Inc. V. Imagenetix, Inc., Thomas Hall and Frank Sajovic, No. 06CV2091 L POR (U.S. District Court, S.D. Cal.).   The Complaint alleged breach of contract by Imagenetix with respect to Imagenetix’s termination of the agreement, tortious interference with PNI’s business relations and economic advantages and quantum meruit claims.  We believed the allegations lacked merit and the termination was proper under the terms of the agreement providing for termination upon a material breach including failure to meet sales goals.  In March 2007, we entered into a Purchase and Marketing Agreement (Agreement) with PNI which resolved all of the claims and counterclaims in the above action. As a result of the Agreement, the parties agreed to a Stipulation and Order of Dismissal, with prejudice. Under the terms of the Agreement, in addition to other items, we may sell our InflameAway product to the mass market and PNI may buy Celadrin from us.

We are not aware of any other legal proceedings, pending or threatened, to which we are a party.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2007 and 2006.

	Closing Price
	High	Low
Fiscal Year Ended March 31, 2007
First Quarter	$1.25	$0.85
Second Quarter	$1.13	$0.80
Third Quarter	$0.83	$0.59
Fourth Quarter	$1.17	$0.61

Fiscal Year Ended March 31, 2006
First Quarter	$2.40	$1.80
Second Quarter	$2.75	$2.00
Third Quarter	$2.90	$2.30
Fourth Quarter	$2.25	$1.14

We had approximately 314 shareholders of record as of June 28, 2007. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

During March 2007, we issued common stock and warrants to an individual in exchange for services as follows:

Common Stock

	Date Stock	Number of	Price per
Stockholder	Issued	Shares	Share
Donald Radcliffe	2/1/2007	150,000	$0.94	Services

 Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Donald Radcliffe	2/1/2007	250,000	$1.00	2/1/2012	Services

With respect to the above securities issuances, the Registrant relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 under the Securities Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We develop, formulate and market over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® a product formulation which we sell to the mass market through retailers and on a private label basis to wholesale customers.

A key part of our marketing strategy is to provide to our wholesale customers a "turnkey" approach to the marketing and distribution of our products. This turnkey approach provides these customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

We sell directly to the mass markets through retailers InflameAway, our own Celadrin® branded product. We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

1. Cash and Cash Equivalents.

For purposes of the financial statements, we consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

4. Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

6. Stock Based Compensation

We adopted SFAS No.123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

7. Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48), and Emerging Issues Task Force Abstract (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $232,000 for the year ended March 31, 2007.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the year ended March 31, 2007, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the year ended March 31, 2007 there were no returns that would suggest a liability needed to be recorded.

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products.

8. Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

Selected Financial Information

Results of Operations

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

	Year Ended		Increase
	3/31/07	3/31/06	(Decrease)%
Statements of Operations
Net sales	$5,596,725	$7,649,941	$(2,053,216)	-26.8%
Cost of goods sold	2,969,002	4,134,645	(1,165,643)	-28.2%
% of net sales	53%	54%	-1%	-1.8%
Gross profit	2,627,723	3,515,296	(887,573)	-25.2%
% of net sales	47%	46%	1%	2.2%
Operating expenses
General and administrative	1,407,996	2,995,917	(1,587,921)	-53.0%
Payroll expense	712,945	674,344	38,601	5.7%
Consulting expense	1,339,515	1,072,391	267,124	24.9%
Total operating expenses	3,460,456	4,742,652	(1,282,196)	-27.0%
Interest expense	(6,791)	(25,728)	(18,937)	-73.6%
Other income	32,885	35,906	(3,021)	-8.4%
Income tax benefit	139,000	623,800	(484,800)	-77.7%
Net (loss)	(667,639)	(593,378)	74,261	12.5%
Net (loss) per share basic	(0.06)	(0.06)	-	0.0%
Net (loss) per share diluted	(0.06)	(0.06)	-	0.0%

Net Sales

Net sales for the year ended March 31, 2007 decreased $2,053,216, 26.8%, to $5,596,725 compared to $7,649,941 for the year ended March 31, 2006. The primary reason for the sales decrease was that, during the year ended March 31, 2007, sales to one of our major distributors of Celadrin® were approximately $1,679,000 less than the previous fiscal year. In addition, a second major customer had a reduction of approximately $331,000 of revenue during the current fiscal year compared to the previous fiscal year. During the current fiscal year, we started to address this reduction in sales by embarking on a direct mass market strategy with our own product, Inflame Away, that will be identified to Celadrin® as its marquee ingredient. The strategy consists of a nationwide launch supported by a commensurate advertising campaign that will start in June 2007. We anticipate, if the new marketing program begins to successfully penetrate the market, that the Inflame Away product launch will result in improved sales during our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 54% for the year ended March 31, 2006 to 53% for the year ended March 31, 2007. This decrease was primarily due to a decrease in commissions payable to one distributor partially offset by a smaller sales base available to absorb overhead costs such as packaging, containers and freight and mass market stocking charges and initial product introduction discounts.

General and Administrative

General and administrative expenses decreased by $1,587,921, a 53% decrease, to $1,407,996 for the year ended March 31, 2007 from $2,995,917 for the year ended March 31, 2006. The primary reasons for the decrease were costs incurred in the previous fiscal year were not repeated in the current fiscal year for approximately $1,220,000 related to the issuance and extension of stock options and the issuance of warrants and approximately $474,000 increase in commissions associated with a media campaign to brand Celadrin® were offset by approximately $85,000 increase in research and development costs during the current fiscal year.

Payroll Expense

Payroll expense increased to $712,945 for the year ended March 31, 2007, an increase of 5.7% or $38,601, compared to $674,344 for the year ended March 31, 2006. This increase was a result of normal salary increases during the current fiscal year.

Consulting Expenses

Consulting expenses increased to $1,339,515 for the year ended March 31, 2007, an increase of 24.9% or $267,124, compared to $1,072,391 for the year ended March 31, 2006. This increase was a result of the introduction of Inflame Away as our own branded product contributing approximately $435,000 partially offset by a decrease in accounting and legal expenses during the current fiscal year of approximately $237,000.

Provision for Income Taxes

As a result of the loss during the year ended March 31, 2007, we reflected an income tax benefit of $139,000 compared to income tax benefit of $623,800 for the year ended March 31, 2006. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

	Year Ended		Increase
	3/31/07	3/31/06	(Decrease)
Working Capital

Current assets	$4,583,149	$5,293,199	$(710,050)
Current liabilities	650,602	870,104	(219,502)
Working capital	$3,932,547	$4,423,095	$(490,548)

Long-term debt	$37,239	$68,873	$(31,634)

Stockholders' equity	$4,572,762	$4,955,097	$(382,335)

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(819,292)	$3,758	$(823,050)
Investing activities	$(51,838)	$(290,172)	$238,334
Financing activities	$22,010	$62,944	$(40,934)

Balance Sheet Select Information

Cash and cash equivalents	$958,896	$1,808,016	$(849,120)

Accounts receivable, net	$1,576,641	$811,198	$765,443

Inventory, net	$1,284,458	$1,741,468	$(457,010)

Accounts payable and accrued expenses	$432,354	$792,410	$(360,056)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2007, we had cash holdings of $958,896, a decrease of $849,120 compared to March 31, 2006. Our net working capital position at March 31, 2007, was $3,932,547 compared to $4,423,095 as of March 31, 2006. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 69% of our products and which represented approximately 75% of our sales for the year ended March 31, 2007. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 23% and 15% of our net sales for the year ended March 31, 2007 and 22%, 16%, 13% and 11% for the year ended March 31, 2006. The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,871,400 common shares outstanding, of which 10,721,400 are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,486,100 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

Subsequent to January 6, 2006, the Company restated the quarterly reports for the six and nine months ended September 30 and December 31, 2005. We determined that the extension of the expiration date on warrants to certain shareholders should have been accounted for as a dividend to the warrant holders rather than as an expense. MHM believed that the extension of the warrants was the settlement of a perceived claim and, therefore, should be reflected as an expense.

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

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2007:

Name	Age	Position
William P. Spencer	54	Chief Executive Officer, President and Director
Debra L. Spencer	55	Secretary, Treasurer and Director
Lowell W. Giffhorn	60	Chief Financial Officer
Derek C. Boosey	64	Vice President—International
Jeffrey G. McGonegal	56	Director
Robert Burg	50	Director
Barry S. King	61	Director

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

Derek C. Boosey has served as our vice-president—international since September 1999. From 1994 to September 1999, he was new business manager for National Alternatives International, Inc., and from 1990 to 1994 was director of marketing for Athletics Canada. From 1984 to 1990, Mr. Boosey was a technical advisor to the Korean Ministry of Sports and a sports and marketing consultant for MKC International. He earned degrees in physical education from Keele University (England) and Opu University (England) and is the Senior Olympics world record holder in the triple jump in the age 55 to 60 class.

Barry S. King joined our Board in 2003. He was the Director of Marketing for the United States Olympic Committee from 1987 to 2002. Since 2002, Mr. King has been the Vice President and General Manager of Triactive America. Mr. King graduated with a B.A. degree from the University of Colorado in 1969.

Lowell W. Giffhorn has served as our Chief Financial Officer since July 2005. Since October 2005, Mr. Giffhorn also has served as the Chief Financial Officer and, since December 2005, has served on the board of directors of Brendan Technologies, Inc., a publicly held company that provides computer software to the pharmaceutical and life science industries. From November 1996 to June 2005, Mr. Giffhorn was the Chief Financial Officer of Patriot Scientific Corp., a publicly held semiconductor and intellectual property company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1976 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn is also a director and chairman of the audit committee of DND Technologies, Inc., a publicly held company. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

Jeffrey G. McGonegal joined our board in 2005. He also serves as the chief financial officer of AspenBio Pharma, Inc., a publicly-held biomedical company and of Security with Advanced Technology, Inc., a publicly held security products and services company and as senior vice president — finance of Cambridge Holdings, a publicly-held real estate and business development firm with limited activities, and since 1997, Mr. McGonegal has served as managing director of McGonegal and Co., a company engaged in providing accounting and business consulting services. From 1974 to 1997, he was an accountant with BDO Seidman LLP. While at BDO Seidman, Mr. McGonegal served as managing partner of the Denver, Colorado office. Until April 2007, following its sale he was also a member of the board of directors of Applied Medical Devices, Inc., a publicly-held shell company. Mr. McGonegal received a B.A. degree in accounting from Florida State University and he is a certified public accountant licensed in Colorado.

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

Committees of the Board Of Directors

Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. The Audit Committee, which met four times during 2007, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2007, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

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

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2007.

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

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2007	$174,386	$39,000	-	$9,903	$223,289
President, CEO and Director	2006	$165,969	$-	$83,515	-	$249,484

The amount included in other compensation during the year ended March 31, 2007, is a car allowance paid to Mr. Spencer. We estimate the fair value of the option issued to Mr. Spencer at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2006: dividend yield of zero percent; expected volatility of 90%, risk-free interest rates of 3.83%; and expected life of 5 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
[a]	[b]	[e]	[f]
William P. Spencer	125,000	$1.00	Oct. 23, 2007
President, CEO and	25,000	$2.00	Aug. 21, 2010
Director	60,000	$1.95	July 1, 2010

Employment Contracts

We do not have employment contracts with any of our executive officers.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash ($)	All Other Compensation ($)	Total ($)
[a]	[b]	[g]	[h]
Debra Spencer	$-	$65,516	$65,516
Jeffrey McGonegal	$10,000	$-	$10,000
Barry King	$1,200	$-	$1,200
Robert Burg	$7,500	$-	$7,500

Mrs. Spencer is an employee and director of ours. The amount reflected as other compensation is the amount she was paid as an employee. She received no compensation for being a director.

Liability and Indemnification of Officers and Directors

Our Articles of Incorporation provides that our directors will not be liable for monetary damages for breach of their fiduciary duty as directors, other than the liability of a director for:

•	A breach of the director’s duty of loyalty to our company or our stockholders;

•	Acts or omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law;

•	Willful or negligent declaration of an unlawful dividend, stock purchase or redemption; or

•	Transactions from which the director derived an improper personal benefit.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 28, 2007, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

Name of Beneficial Owner	Amount of Benefical Ownership (1)(2)	Percent of Ownership
William P.and Debra L. Spencer (3)	2,993,000	26.9%
Gary J. McAdam (4)	2,741,483	22.5%
James Scibelli (5)	1,069,750	9.2%
Barry S. King (6)	19,000	*
Robert Burg (7)	50,000	*
Jeffrey G. McGonegal (7)	50,000	*
Lowell W. Giffhorn (8)	130,000	1.1%
Derek C. Boosey (9)	195,000	1.8%
All officers and directors as a group (6 persons) (10)	3,437,000	30.1%

*              Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.

(3)	Comprised of 2,740,000 shares and 253,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.

(4)	Comprised of 1,435,557 shares and 1,305,926 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.

(5)	Includes 370,000 shares and 699,750 common stock purchase warrants, all of which are owned by entities controlled by the estate of Mr. Scibelli.

(6)	Comprised of 19,000 stock options.

(7)	Comprised of 50,000 stock options.

(8)	Comprised of 115,000 shares and 15,000 stock options.

(9)	Comprised of 50,000 shares and 145,000 stock options.

(10)	Comprised of 2,905,000 shares and 532,000 stock options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensaton plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,129,000	$1.74	586,000

Equity compensation plans not approved by security holders	4,357,100	$1.26	-

Total	5,486,100	$1.36	586,000

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GJM Trading Partners, Ltd., an entity controlled by Gary McAdam, a principal stockholder, holds exclusive rights to market some of our products through certain e-commerce distribution channels.

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC., a company in which Mr. McAdam is an officer and principal stockholder. Under the agreement, Mr. McAdam provides us with business consulting in the areas of finance and marketing strategies. The agreement calls for us to pay a fee of $3,500 per month and can be terminated by either party with a 30 day notice.

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

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2007 and 2006

Consolidated Statements of Operation- Years Ended March 31, 2007 and 2006

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2007
and 2005

Consolidated Statements of Cash Flows- Years Ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Title
3.01	Articles of Incorporation of the Registrant(1)

3.02	Bylaws of the Registrant(1)

3.03	Amendment to Articles of Incorporation (Name change)(2)

10.01	Celadrin® Supply Agreement with Organic Technologies(2)

10.19	Business Partners Operations Agreement (4)

10.20	Office Lease Agreement with Bernardo Gateway Partners (5)

10.21	Patent License with University of Minnesota (5)

10.22	Patent License with EHP Products, Inc. (5)

14	Code of Ethics (3)

31.1	302 Certification of William P. Spencer

31.2	302 Certification of Lowell W. Giffhorn

32.1	906 Certification of William P. Spencer

32.2	906 Certification of Lowell W. Giffhorn

(1)	Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2)
Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2005.

(4)	Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2006.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2007 and 2006:

	HJ Associates & Consultants LLP	Mayer Hoffman McCann P.C.	HJ Associates & Consultants LLP	Mayer Hoffman McCann P.C.	Pritchett, Siler & Hardy, P. C.
Fee category	2007	2007	2006	2006	2006
Audit fees	$33,563	$5,000	$44,772	$29,151	$-

Audit-related fees	$3,513	$3,440	$-	$5,821	$3,730

Tax fees	$1,922	$-	$1,600	$9,450	$-

All other fees	$-	$-	$-	$-	$-

Total fees	$38,998	$8,440	$46,372	$44,422	$3,730

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2007.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-KSB for the year ended March 31, 2007 filed with the Securities and Exchange Commission.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the consolidated balance sheets of Imagenetix, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 14, 2007

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$958,896	$1,808,016
Accounts receivable, net	1,576,641	811,198
Inventories, net	1,284,458	1,741,468
Prepaid expenses	384,217	220,747
Income tax receivable	269,140	617,570
Deferred tax asset	109,797	94,200

Total current assets	4,583,149	5,293,199

Property and equipment, net	125,456	97,574

Other assets	551,998	503,301

Total Assets	$5,260,603	$5,894,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$368,089	$740,461
Accrued liabilities	64,265	51,949
Customer deposits	136,645	48,485
Contract payable	49,970	-
Short term license payable	31,633	29,209

Total current liabilities	650,602	870,104

Long term license payable	37,239	68,873

Total Liabilities	687,841	938,977

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 10,871,400 and 10,721,400 issued and outstanding at
March 31, 2007 and 2006, respectively	10,871	10,721
Capital in excess of par value	10,734,945	10,342,395
Accumulated deficit	(6,173,054)	(5,398,019)
Total stockholders' equity	4,572,762	4,955,097
Total Liabilities and Stockholders' Equity	$5,260,603	$5,894,074

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operation

Years Ended March 31,	2007	2006

Net sales	$5,596,725	$7,649,941

Cost of sales	2,969,002	4,134,645

Gross profit	2,627,723	3,515,296

Operating expenses:
General and administrative	1,407,996	2,995,917
Payroll expense	712,945	674,344
Consulting expense	1,339,515	1,072,391
Operating expenses	3,460,456	4,742,652
Operating (loss)	(832,733)	(1,227,356)
Other income (expense):
Other income	32,885	35,906
Interest expense (Note 6)	(6,791)	(25,728)
Other income (expense)	26,094	10,178
Loss before income taxes	(806,639)	(1,217,178)

Benefits from taxes (Note 10)	(139,000)	(623,800)

Net (loss)	$(667,639)	$(593,378)

Basic (loss) per share	$(0.06)	$(0.06)

Diluted (loss) per share	$(0.06)	$(0.06)

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

Years Ended March 31, 2007 and 2006

	Common Stock		Capital in excessof Par	Retained Earnings	Stockholders'
	Shares	Amount	Value	(Deficit)	Equity
Balance, April 1, 2005	10,404,652	$10,405	$4,267,707	$(105,822)	$4,172,290

Issuance of common stock for services
at $1.95 per share	45,000	45	87,705	-	87,750
Exercise of warrants at $1.00 to
$2.00 per share	271,748	271	312,477	-	312,748
Value of warrants and options issued
and extended	-	-	5,674,506	-	5,674,506
Non-cash dividend issued to certain
warrant holders	-	-	-	(4,698,819)	(4,698,819)
Net (loss) for the year ended
March 31, 2006	-	-	-	(593,378)	(593,378)
Balance March 31, 2006	10,721,400	10,721	10,342,395	(5,398,019)	4,955,097

Issuance of common stock for services
at $.94 per share	150,000	150	140,850	-	141,000
Purchase price of warrants	-	-	1,250	-	1,250
Value of warrants issued	-	-	143,054	-	143,054
Non-cash dividend issued to certain
warrant holders	-	-	107,396	(107,396)	-
Net (loss) for the year ended
March 3l, 2007	-	-	-	(667,639)	(667,639)
Balance March 31, 2007	10,871,400	$10,871	$10,734,945	$(6,173,054)	$4,572,762

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows

Years Ended March 31,	2007	2006

Operating activities:
Net (loss)	$(667,639)	$(593,378)
Adjustments to reconcile net (loss)
to cash provided (used) by operating activities:
Amortization and depreciation	41,410	61,001
Provision for doubtful accounts	40,000	17,930
Provision for inventory obsolescence	(61,380)	123,794
Non cash expense related to issuance of warrants
and stock options	143,054	975,687
Stock issued for services	141,000	87,750
Change in deferred taxes	(100,497)	(358,200)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(805,443)	1,234,961
(Increase) decrease in employee receivable	2,870	1,544
(Increase) decrease in inventory	518,390	(482,767)
(Increase) decrease in other assets	(147,591)	87,332
Increase (decrease) in accounts payable	(372,372)	(101,340)
Increase (decrease) in accrued liabilities	12,316	31,704
Increase (decrease) in customer deposits	88,160	(26,906)
Increase (decrease) in income taxes payable	348,430	(1,055,354)
Net cash provided by (used in) operating activities	(819,292)	3,758
Investing activities:
Acquisition of office equipment and leasehold improvements	(51,838)	(100,193)
Trademarks, patents and infomercial	-	(189,979)
Net cash used in investing activities	(51,838)	(290,172)
Financing activities:
Payments on notes payable to related party	-	(225,000)
Proceeds from exercise of stock options and warrants	-	312,748
Proceeds from issuance of warrant	1,250	-
Proceed from contracts payable	102,143	-
Payments on contracts payable	(52,173)	-
Payments on patent license financed	(29,210)	(24,804)
Net cash provided by financing activities	22,010	62,944
Net increase (decrease) in cash	(849,120)	(223,470)
Cash and cash equivalents, beginning of year	1,808,016	2,031,486
Cash and cash equivalents, end of year	$958,896	$1,808,016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$25,728
Income taxes	$-	$789,754
Non Cash Investing and Financing Activities:
Patent license financed	$-	$122,886
Non-cash valuation related to issuance of warrants	$143,054	$-
Common stock issued for services	$141,000	$-
Non-cash dividend issued to certain warrant holders	$107,396	$4,698,819

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. [“Parent”] organized under the laws of the State of Nevada on March 28, 1988; and its subsidiary Imagenetix, Inc [“Subsidiary”] organized under the laws of the state of Colorado on July 26, 1996 and its subsidiary Imagenetix [“Imagenetix CA”] organized under the laws of the State of California on January 7, 1999. We are engaged in the business of developing and marketing nutritional supplements and skin care products primarily in domestic markets.

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

We have, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon our financial requirements and other relevant factors.

Consolidation

All significant intercompany transactions between the Parent, Subsidiary, and Imagenetix CA have been eliminated in consolidation.

Reclassifications

Certain items included in the year ended March 31, 2006 financial statements have been reclassified to conform to the current year presentation.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

Cash and Cash Equivalents

For purposes of the financial statements, we consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, we have exceeded federally insured limits.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets." Long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

Stock Based Compensation

Effective January 1, 2006, we adopted FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123R are no longer an alternative to financial statement recognition.

We have selected the Black-Scholes method of valuation for share-based compensation and have adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, compensation cost was recorded only if the market price of the underlying stock on the grant date exceeded the exercise price. As permitted by SFAS 123, the Company elected the disclosure only requirements of SFAS 123. The fair-value based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

The following table illustrates the pro forma effect on our net loss and net loss per share as if we had adopted the fair value based method of accounting for stock-based compensations under the provisions of SFAS 123R at the beginning of the year ended March 31, 2006:

Year Ended March 31, 2006
Net income (loss), as reported	$(593,378)
Stock-based employee compensation, net of tax effects, included in reported net loss	217,200
Stock-based employee compensation, net of tax effects	(770,365)
Proforma net income (loss)	$(1,146,543)
Net income (loss) per share:
Basic- as reported	$(0.06)
Basic- proforma	$(0.11)
Diluted- as reported	$(0.06)
Diluted- proforma	$(0.11)

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

We apply SFAS No. 123 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104), Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (SFAS 48), and Emerging Issues Task Force Abstract (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $232,000 for the year ended March 31, 2007.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the year ended March 31, 2007, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the year ended March 31, 2007 there were no returns that would suggest a liability needed to be recorded.

As part of the services we provide to our private label contract manufacturing customers, we may perform, but are not required to perform, certain research and development activities related to the development or improvement of their products. While our customers typically do not pay directly for this service, the cost of this service is included as a component of the price we charge to manufacture and deliver their products.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes (See Note 10).

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (See Note 11).

Recently Enacted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,
	2007	2006
Accounts receivable - trade	$1,666,641	$861,198
Allowance for doubtful accounts	(90,000)	(50,000)
Accounts receivable, net	$1,576,641	$811,198

NOTE 3 - INVENTORY

Inventory consisted of the following:

	March 31,
	2007	2006
Raw materials	$797,498	$1,554,417
Finished products	401,895	168,228
Boxes, labels, tubes & bottles	220,153	215,291
	1,419,546	1,937,936
Reserve for obsolescence	(135,088)	(196,468)
	$1,284,458	$1,741,468

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2007	2006
Office equipment	$54,115	$40,922
Lease-hold improvements	126,353	87,708
Leased equipment	12,341	12,341
	192,809	140,971
Less accumulated depreciation	67,353	43,397
	$125,456	$97,574

Depreciation expense for the year ended March 31, 2007 and 2006 was $23,956 and $45,606, respectively.

NOTE 5 - OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	March 31,
	2007	2006
Trademarks	$13,032	$13,032
Promotional	-	18,750
Patent	161,353	161,353
Deferred tax asset	415,100	330,200
	589,485	523,335
Less accumulated amortization	37,487	20,034
	$551,998	$503,301

For the year ended March 31, 2007 and 2006 amortization expense was $17,454 and $15,395, respectively.

NOTE 6 - LICENSE AND ROYALTY PAYABLE

In May, 2005, we entered into an agreement with EHP Products, Inc. acquiring a non-exclusive world-wide license to make, use and sell products relating to Cetyl Myristoleate covered under U.S. Patent No. 5,569,676. The agreement provides for payments of $3,000 per month from May, 2005 through April, 2009, at which time EHP Products, Inc. has agreed to convey ownership in the product to us.

As of March 31, 2007 the following obligations were outstanding related to this license:
	As of March 31,
	2007	2006
Patent License and Royalty Payable	$68,872	$98,082
Less current portion	31,633	29,209
Long term license payable	$37,239	$68,873

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

NOTE 7 - LEASES OBLIGATIONS

Operating Lease

We entered into a seven-year building lease for our office commencing in January 2006 and expiring in December 2012. In addition we entered into a three-year lease for warehouse space commencing in September 2006 and expiring in August 2009. Lease expense for the years ended March 31, 2007 and 2006 amounted to $160,902 and $219,336, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending March 31,
2008	$182,095
2009	184,491
2010	158,993
2011	143,206
2012	148,218
Thereafter	114,056
Total minimum lease payments	$931,059

NOTE 8 - COMMITMENTS AND CONTINGINCIES

Contingencies

We are involved in litigation from time to time in the normal course of business.

Management believes there are no such claims, which would have a material effect on our financial position.

Other agreements

We routinely enter into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements can be either short or long term and are normally limited to specific products and marketing opportunities. We are committed to purchase a minimum of $1,680,000 each year through 2012 of the major ingredient in our current products. However, we entered into a waiver, which could be exercised solely at our option, which eliminated $840,000 of the purchase commitment for the twelve months ending December 31, 2006.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

In June 2004, we entered into a marketing and promotion agreement which contained certain milestones which, if met, required us to issue warrants exercisable into up to 125,000 shares of common stock with an exercise price equal to 150% of the market price on the date the milestone was met. We issued warrants exercisable into up to 50,000 shares of common stock during the year ended March 31, 2005, as the result of two of the milestones being met. The warrants were valued using the Black-Sholes pricing model and resulted in additional expense of approximately $57,000 as of March 31, 2005. We issued warrants exercisable into up to 25,000 shares of common stock during the year ended March 31, 2006, as a result of the third milestone being met. The warrant was valued using the Black-Sholes pricing model and resulted in additional expense of approximately $39,000 for the year ended March 31, 2006. No such warrants were issued during the year ended March 31, 2007.

NOTE 9 - CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2007.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2007, the Company had 10,871,400 shares of common stock issued and outstanding.

During the year ended March 31, 2006, we issued 271,748 shares of common stock for proceeds of $312,748. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $2.00 per share.

Also, during the year ended March 31, 2006, we issued 45,000 shares of common stock to three individuals in exchange for services they provided to the company. The services performed were valued based on the price of the common stock on the date of issuance, $1.95 per share or $87,750 in the aggregate. This amount was reflected as non-cash expense during the year ended March 31, 2006.

During the year ended March 31, 2007, we issued 150,000 shares of common stock to one individual in exchange for services he will provide to the company. The services to be performed were valued based on the price of the common stock on the date of issuance, $0.94 per share or $141,000 in the aggregate. This amount is being amortized over 24 months, the life of the contract under which the services are to be provided, as non-cash expense.

Stock Bonus Plan

During the year ended March 31, 2000, our board of directors adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. As of March 31, 2007, 499,500 shares have been granted under the plan.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2007 and 2006, and changes during the years then ended is presented below:

	Warrants
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, April 1, 2005	4,228,848	$1.25
Granted	150,000	1.96
Exercised	(271,748)	1.20
Outstanding, March 31, 2006	4,107,100	1.28
Granted	250,000	1.00
Outstanding, March 31, 2007	4,357,100	$1.26
Exercisable, March 31, 2006	4,107,100	$1.28
Exercisable, March 31, 2007	4,357,100	$1.26
Weighted average fair value of warrants
granted during the year ended:
March 31, 2006	150,000	$1.46
March 31, 2007	250,000	$0.57

During the year ended March 31, 2007, we issued warrants to one individual for services he will perform for us valued at $143,054 which we are amortizing to general and administrative expenses over 24 months. We estimate the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2007: dividend yield of zero percent; expected volatility of 71%, risk-free interest rates of 4.83%; and expected lives of 5 years.

During the years ended March 31, 2007 and 2006, we extended the expiration date on warrants exercisable for up to 415,375 and 2,757,782, respectively, shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, we were to use our best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since we failed to maintain a timely registration statement, we decided to extend the expiration date of the warrants. Due to this modification, we recorded non-cash dividends of $107,396 and $4,698,819, respectively, for the years ended March 31, 2007 and 2006. We estimated the fair value of the non-cash dividends declared during the year ended March 31, 2007 by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 70% to 72%; risk free interest rate of 4.56% to 4.87%; and expected lives of 13 to 18 months.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

A summary of the status of the warrants granted under the various agreements at
March 31, 2007, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
Warrants
$0.70-1.00	1,594,853	0.92	$0.95	1,594,853	$0.95
$1.10-1.95	1,977,250	0.92	$1.19	1,977,250	$1.19
$2.00	710,000	0.56	$2.00	710,000	$2.00
$2.33-3.45	74,997	3.17	$2.85	74,997	$2.85
	4,357,100			4,357,100

Warrants to purchase 1,316,598 shares at $1.00 per share, 750,000 shares at $2.00 per share and 125,000 shares at $1.75 per share are redeemable at $.01 per warrant at our option if there is an effective registration of the securities and the closing bid or selling price of our common stock for 10 consecutive trading days equal three times the exercise price of the warrants.

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

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. During the year ended March 31, 2006 there were options granted to purchase up to 469,000 shares of common stock and there were no options exercised. During the year ended March 31, 2007, there were no options granted or exercised.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

A summary of the status of the options granted under the Company’s 2000 stock option plan and other agreements at March 31, 2007 and 2006, and changes during the years then ended is presented below:

	Options
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, April 1, 2005	660,000	$1.44
Granted	469,000	2.18
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2006	1,129,000	1.74
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2007	1,129,000	1.74
Exercisable, March 31, 2006	1,129,000	$1.74
Exercisable, March 31, 2007	1,129,000	$1.74
Weighted average fair value of options
granted during the year ended March 31, 2006	469,000	$1.55

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2007, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
Options
$0.86-1.00	360,000	0.56	$0.96	360,000	$0.96
$1.95	249,000	3.25	$1.95	249,000	$1.95
$2.00	300,000	3.39	$2.00	300,000	$2.00
$2.35-2.50	220,000	3.49	$2.43	220,000	$2.43
	1,129,000			1,129,000

NOTE 10 - INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires us to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has no federal or state net operating loss carryovers at March 31, 2007.

At March 31, 2007 and 2006, the total of all deferred tax assets was approximately $524,897 and $424,400, respectively. There are no deferred tax liabilities for either year. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined.

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31,
	2007	2006
Excess of financial accounting
over tax depreciation	$17,100	$6,000
State income tax benefits	12,497	(11,300)
Allowance for obsolete inventory	53,800	78,300
Allowance for bad debts	35,800	19,900
Valuation of stock options and warrants	398,000	324,200
Vacation accrual	7,700	7,300
Net deferred tax asset	$524,897	$424,400

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the year ended:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

March 31,	2007	2006
Federal income tax expense computed at the Federal statutory rate	$(274,300)	$(413,800)
State income tax expense net of Federal benefit	(46,300)	(76,000)
Other- permanent differences	4,500	(29,200)
Other	177,100	(104,800)
Income tax expense (benefit)	$(139,000)	$(623,800)

The components of federal income tax (benefit) expense from continuing operations consisted of the following for the year ended:

	March 31,
	2007	2006
Current income tax expense:
Federal	$(97,300)	$(177,000)
State	-	(88,600)
Net current tax expense	$(97,300)	$(265,600)
Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$(11,200)	$18,500
State income tax benefits	35,100	11,300
Valuation of stock options and warrants	(73,700)	(324,200)
Net operating loss	-	-
Valuation allowance	-	-
Allowance for obsolete inventory	24,400	(49,300)
Vacation accrual	(400)	(7,300)
Allowance for bad debts	(15,900)	(7,200)
Net deferred tax expense (benefit)	$(41,700)	$(358,200)
	$(139,000)	$(623,800)

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

NOTE 11 - EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

	For the Year Ended
	March 31,
	2007	2006

Income (loss) available to common
shareholders (Numerator)	$(667,639)	$(593,378)

Weighted average number of common
shares outstanding used in basic income
per share during the period
(Denominator)	10,745,647	10,611,358

Weighted average number of common
shares outstanding used in diluted income
per share during the period
(Denominator)	10,745,647	10,611,358

At March 31, 2007, we had options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.00 per share and warrants to purchase 4,387,100 shares of common stock at prices ranging from $0.70 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to a loss being recognized for the year then ended.

At March 31, 2006, we had options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.00 per share and warrants to purchase 4,107,100 shares of common stock at prices ranging from $0.70 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to a loss being recognized for the year then ended.

NOTE 12 - CONCENTRATIONS

Sales

During the year ended March 31, 2007, we had two significant customers which accounted for 22.9%, and 15.2% of sales.

During the year ended March 31, 2006, we had four significant customers which accounted for 22%, 16%, 13% and 11% of sales.

Supplier

We also have a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 74% of our sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect our business and financial condition.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2007 and 2006

During the year ended March 31, 2007, we had one significant vendor who accounted for 12% of cost of sales.

During the year ended March 31, 2006, we had two significant vendors which accounted for 36% and 13% of cost of sales.

Accounts Receivable

At March 31, 2007, the Company had two customers which accounted for 47% and 16% of our accounts receivable balances.

At March 31, 2006, we had three customers which accounted for 22%, 20%, and 14% of our accounts receivable balances.

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER William P. Spencer	Chief Executive Officer, President and Director	June 28, 2007

/s/ DEBRA L. SPENCER Debra L. Spencer	Secretary, Treasurer, and Director	June 28, 2007

/s/ BARRY S. KING Barry S. King	Director	June 28, 2007

/s/ JEFFREY G. MC GONEGAL Jeffrey McGonegal	Director	June 28, 2007

/s/ ROBERT BURG Robert Burg	Director	June 28, 2007

/s/ LOWELL W. GIFFHORN Lowell W. Giffhorn	Chief Financial Officer (Principal Accounting Officer)	June 28, 2007