Form 10QSB
period 2007-06-30
IMAGENETIX INC /NV/
filed 2007-08-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,871,400
(Class)	Outstanding at August 10, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No  ☒

Imagenetix, Inc.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and March 31, 2007	3
Condensed Consolidated Statements of Operations for the three
Months ended June 30, 2007 and 2006 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three
Months ended June 30, 2007 and 2006 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	*
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3. Defaults Upon Senior Securities	*
Item 4. Submission of Matters to a Vote of Security Holders	*
Item 5. Other Information	*
Item 6. Exhibits	18

SIGNATURES	19

 * No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,545,483	$958,896
Accounts receivable, net	905,588	1,576,641
Inventories, net	1,414,742	1,284,458
Prepaid expenses	393,888	384,217
Income tax receivable	269,140	269,140
Deferred tax asset	194,397	109,797

Total current assets	4,723,238	4,583,149

Property and equipment, net	130,483	125,456

Other assets	687,034	551,998

	$5,540,755	$5,260,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$425,499	$368,089
Accrued liabilities	75,584	64,265
Customer deposits	511,645	136,645
Contract payable	24,985	49,970
Short term license payable	32,270	31,633

Total current liabilities	1,069,983	650,602

Long term license payable	28,929	37,239

Total liabilities	1,098,912	687,841

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,871,400 issued and outstanding at
June 30 and March 31, 2007	10,871	10,871
Capital in excess of par value	11,039,552	10,734,945
Accumulated deficit	(6,608,580)	(6,173,054)
Total stockholders' equity	4,441,843	4,572,762
	$5,540,755	$5,260,603

See accompanying notes to unaudtied condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2007	2006
Net sales	$1,126,991	$931,569

Cost of sales	536,604	503,800

Gross profit	590,387	427,769

Operating expenses:
General and administrative	646,509	378,268
Payroll expense	356,497	160,483
Consulting expense	251,524	323,550
Operating expenses	1,254,530	862,301
Operating income	(664,143)	(434,532)
Other income (expense):
Other income	6,944	9,889
Interest expense	(1,327)	(1,915)
Other income (expense)	5,617	7,974
Loss before income taxes	(658,526)	(426,558)

Income tax benefit	(223,000)	(48,721)

Loss	$(435,526)	$(377,837)

Basic and diluted weighted average common shares outstanding	$10,871,400	$10,721,400

See accompanying notes to unaudtied condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Operating activities:
Net loss	$(435,526)	$(377,837)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	12,176	9,071
Provision for doubtful accounts	15,000	-
Provision for inventory obsolescence	22,105	32,412
Non cash expense related to issuance of warrants and granting of stock options	304,607	-
Change in deferred taxes	(223,000)	(62,559)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	656,053	81,314
(Increase) decrease in employee receivable	764	(11,982)
(Increase) decrease in inventory	(152,389)	(350,868)
(Increase) decrease in other assets	(11,434)	62,121
Increase (decrease) in accounts payable	57,410	(146,773)
Increase (decrease) in accrued liabilities	11,319	8,341
Increase (decrease) in customer deposits	375,000	22,814
Increase (decrease) in income taxes payable	-	12,953
Net cash provided by (used in) operating activities	632,085	(720,993)
Investing activities:
Property and equipment	(12,840)	-
Net cash used in investing activities	(12,840)	-
Financing activities:
Payments on contracts payable	(24,985)	-
Payments on patent license financed	(7,673)	(7,086)
Net cash provided by (used in) financing activities	(32,658)	(7,086)
Net increase (decrease) in cash and cash equivalents	586,587	(728,079)
Cash and cash equivalents, beginning of period	958,896	1,808,016
Cash and cash equivalents, end of period	$1,545,483	$1,079,937

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,327	$1,915
Income taxes	$-	$885
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$-	$2,346

See accompanying notes to unaudtied condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended March 31, 2007.

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

We have selected the Black-Scholes method of valuation for share-based compensation. The charge is recognized in non cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period based on the options’ original estimate of fair value.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006, which for us was the fiscal year beginning April 1, 2007. The implementation of this Interpretation has had no material impact on our financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	June 30,	March 31,
	2007	2007
Accounts receivable - trade	$1,010,588	$1,666,641
Allowance for doubtful accounts	(105,000)	(90,000)

Accounts receivable, net	$905,588	$1,576,641

At June 30, 2007, we had two customers which accounted for 31% and 11% of our accounts receivable balances.

For the three months ended June 30, 2007, we had three significant customers which accounted for 28%, 11% and 11% of sales.

4.  INVENTORY

Inventory consists of the following:

	June 30,	March 31,
	2007	2007
Raw materials	$973,687	$797,498
Finished products	370,674	401,895
Boxes, labels, tubes & bottles	227,574	220,153
	1,571,935	1,419,546
Reserve for obsolescence	(157,193)	(135,088)
	$1,414,742	$1,284,458

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5. OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	June 30,	March 31,
	2007	2007
Trademarks	$13,032	$13,032
Patent	161,353	161,353
Deferred tax asset	553,500	415,100
Other	1,000	-
	728,885	589,485

Less accumulated amortization	41,851	37,487

	$687,034	$551,998

6. EQUITY TRANSACTIONS

We recorded non-cash compensation expense for stock options issued to employees and consultants of $164,019 for the three months ended June 30, 2007. Also, we recorded non-cash general and administrative expense for warrants granted to individuals of $140,588 for the three months ended June 30, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants during the current fiscal quarter are as follows:

Expected term of options and warrants	5 years

Expected volatility	71%

Expected dividends	None

Risk-free interest rate	4.55%

Forfeitures	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Three Months Ended June 30, 2007
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,129,000	$1.74
Granted	350,000	1.30
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,479,000	1.64

Exercisable at end of the the period	1,304,000	$1.68

Weighted average fair value of options granted during the period	350,000	$0.80

As of June 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $117,157.

A summary of warrants outstanding follows:

	For the Three Months Ended
	June 30, 2007
Warrants	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,357,100	$1.26
Granted	175,000	1.30
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,532,100	1.26

Exercisable at end of the the period	4,532,100	$1.26

7. INCOME TAXES

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, we do not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended June 30, 2007.

Included in the balance at April 1, 2007 is a Net Operating Loss carryforward in the amount of $353,778 which will be used to offset future tax liabilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2007.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the three months ended June 30, 2007, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the three months ended June 30, 2007, there were no returns that would suggest a liability needed to be recorded.

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

4. Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other portions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended		Increase
	6/30/07	6/30/06	(Decrease)%
Statements of Operations:
Net sales	$1,126,991	$931,569	$195,422	21.0%
Cost of goods sold	536,604	503,800	32,804	6.5%
% of net sales	48%	54%	-6%	-12.0%
Gross profit	590,387	427,769	162,618	38.0%
% of net sales	52%	46%	6%	14.1%
Operating expenses
General and administrative	646,509	378,268	268,241	70.9%
Payroll expense	356,497	160,483	196,014	122.1%
Consulting expense	251,524	323,550	(72,026)	-22.3%
Total operating expenses	1,254,530	862,301	392,229	45.5%
Interest expense	(1,327)	(1,915)	(588)	-30.7%
Other income	6,944	9,889	(2,945)	-29.8%
Provision for (benefit from) taxes	(223,000)	(48,721)	174,279	357.7%
Net income (loss)	(435,526)	(377,837)	(57,689)	15.3%
Net income (loss) per share basic	(0.04)	(0.04)	-	0.0%
Net income (loss) per share diluted	(0.04)	(0.04)	-	0.0%

Net Sales

Net sales for the quarter ended June 30, 2007 increased $195,422, a 21.0% increase, to $1,126,991 compared to $931,569 for the quarter ended June 30, 2006. One reason for the sales increase was sales related to our direct mass market strategy with our own product, Inflame Away, that identifies Celadrin® as its marquee ingredient. The strategy consisted of a nationwide launch supported by a continuing advertising campaign. In addition, sales of our weight loss product increased by approximately $123,000 during the first fiscal quarter. We anticipate, if the new marketing program continues to successfully penetrate the market, that Inflame Away will result in improved sales for the balance of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 54% for the quarter ended June 30, 2006 to 48% for the quarter ended June 30, 2007. This decrease was primarily due to the lower cost of goods sold associated with InflameAway coupled with sales under a distribution agreement which maintained improved margins. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $268,241, a 70.9% increase, to $646,509 for the quarter ended June 30, 2007 from $378,268 for the quarter ended June 30, 2006. The primary reasons for the increase were an approximate $204,000 increase in advertising expenses related to the launch of InflameAway and an approximate $141,000 increase to non-cash expenses related to the issuance of warrants to individuals involved in the marketing of InflameAway offset by a reduction in expenses related to clinical research studies. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $356,497 for the quarter ended June 30, 2007, an increase of 122.1% or $196,014, compared to $160,483 for the quarter ended June 30, 2006. This increase was a result of expensing approximately $164,000 as non-cash compensation the value of stock options granted to employees and consultants. We anticipate payroll to decrease in subsequent periods since the amortization of the value of the stock options over their vesting period will result in lower non-cash compensation compared to the current quarter.

Consulting Expenses

Consulting expenses decreased to $251,524 for the quarter ended June 30, 2007, a decrease of 22.3% or $72,026 compared to $323,550 for the quarter ended June 30, 2006. This decrease was a result the termination of several consulting agreements coupled with a reduction in the costs of our annual audit fees. We anticipate consulting fees will remain stable during the remainder of our fiscal year.

Provision for Income Taxes

As a result of the loss for the quarter ended June 30, 2007, an income tax benefit of $223,000 was recognized during the current quarter compared to $48,721 of income tax benefit being recognized during the quarter ended June 30, 2006. If we incur a taxable loss for the current fiscal year, we will be able to carry forward as a deferred tax asset the amount of the tax benefit for federal and state tax purposes.

Capital Resources

Working Capital
			Increase
	6/30/07	3/31/07	(Decrease)
Current assets	$4,723,238	$4,583,149	$140,089
Current liabilities	1,069,983	650,602	419,381
Working capital	$3,653,255	$3,932,547	$(279,292)

Long-term debt	$28,929	$37,239	$(8,310)

Stockholders' equity	$4,441,843	$4,572,762	$(130,919)

Statements of Cash Flows Select Information
	Three Months Ended		Increase
	6/30/07	6/30/06	(Decrease)
Net cash provided by (used in):
Operating activities	$632,085	$(720,993)	$1,353,078
Investing activities	$(12,840)	$-	$(12,840)
Financing activities	$(32,658)	$(7,086)	$(25,572)

Balance Sheet Select Information
			Increase
	6/30/07	3/31/07	(Decrease)
Cash and cash equivalients	$1,545,483	$958,896	$586,587

Accounts receivable, net	$905,588	$1,576,641	$(671,053)

Inventory, net	$1,414,742	$1,284,458	$130,284

Accounts payable and accrued expenses	$501,083	$432,354	$68,729

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2007, we had cash holdings of $1,545,483, an increase of $586,587 compared to March 31, 2007. Our net working capital position at June 30, 2007, was $3,653,255 compared to $3,932,547 as of March 31, 2007. We have initiated a direct mass market strategy with our own product, Inflame Away. Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us will be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006, which for us was the fiscal year beginning April 1, 2007. The implementation of this Interpretation has had no material impact on our financial statements.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our two largest customers accounted for 23% and 15% of our net sales for the year ended March 31, 2007. The loss of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

There is a Limited but Potentially Volatile Trading Market in Our Common Stock, Which May Adversely Affect Our Stock Price.

Our common stock trades on the Electronic Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

•	The lack of readily available price quotations;

•	The absence of consistent administrative supervision of "bid" and "ask" quotations;

•	Lower trading volume; and

•	Market conditions

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

IMAGENETIX, INC. a Nevada corporation

Date: August 13, 2007	By:	/s/ WILLIAM P. SPENCER
William P. Spencer Chief Executive Officer
(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)