Form 10QSB
period 2007-09-30
IMAGENETIX INC /NV/
filed 2007-11-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2007

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,960,642
(Class)	Outstanding at November 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	20

SIGNATURES		21

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,165,374	$958,896
Accounts receivable, net	1,141,389	1,576,641
Inventories, net	1,372,542	1,284,458
Prepaid expenses	240,962	384,217
Income tax receivable	247,774	269,140
Deferred tax asset	342,097	109,797
Total current assets	4,510,138	4,583,149

Property and equipment, net	128,845	125,456
Other assets	274,572	551,998
	$4,913,555	$5,260,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$816,034	$368,089
Accrued liabilities	68,237	64,265
Customer deposits	38,875	136,645
Contract payable	-	49,970
Short term license payable	32,920	31,633
Total current liabilities	956,066	650,602

Long term license payable	20,451	37,239

Total liabilities	976,517	687,841

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,960,642 and 10,871,400 issued and
outstanding at Sepember 30 and March 31, 2007	10,960	10,871
Capital in excess of par value	11,165,352	10,734,945
Accumulated deficit	(7,239,274)	(6,173,054)
Total stockholders' equity	3,937,038	4,572,762
	$4,913,555	$5,260,603

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net sales	$1,828,811	$1,333,016	$2,955,802	$2,264,586

Cost of sales	1,083,256	669,870	1,619,860	1,173,670

Gross profit	745,555	663,146	1,335,942	1,090,916

Operating expenses:
General and administrative	686,854	172,627	1,333,363	550,898
Payroll expense	215,836	205,242	572,333	365,725
Consulting expense	227,829	343,844	479,353	667,393
Operating expenses	1,130,519	721,713	2,385,049	1,584,016
Operating income	(384,964)	(58,567)	(1,049,107)	(493,100)
Other income (expense):
Other income	14,842	7,099	21,786	16,989
Interest expense	(1,172)	(1,772)	(2,499)	(3,687)
Other income (expense)	13,670	5,327	19,287	13,302
Loss before income taxes	(371,294)	(53,240)	(1,029,820)	(479,798)

Provision for (benefit from) taxes	259,400	(21,794)	36,400	(70,515)

Loss	$(630,694)	$(31,446)	$(1,066,220)	$(409,283)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.10)	$(0.04)

Basic and diluted weighted average
common shares outstanding	10,953,283	10,721,400	10,912,565	10,721,400

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(1,066,220)	$(409,283)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Amortization and depreciation	24,352	18,142
Provision for doubtful accounts	15,000	20,000
Provision for inventory obsolescence	122,105	15,313
Non cash expense related to issuance of warrants
and granting of stock options	339,754	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	420,252	(223,802)
(Increase) decrease in employee receivable	1,548	-
(Increase) decrease in inventory	(210,189)	(179,877)
(Increase) decrease in other assets	141,708	83,991
(Increase) decrease in deferred taxes	36,400	(74,200)
Increase (decrease) in accounts payable	447,944	(128,064)
Increase (decrease) in accrued liabilities	3,972	2,196
Increase (decrease) in customer deposits	(97,770)	45,110
Increase (decrease) in income taxes payable	21,366	87,903
Net cash provided by (used in) operating activities	200,222	(742,571)
Investing activities:
Property and equipment	(19,015)	(11,290)
Net cash used in investing activities	(19,015)	(11,290)
Financing activities:
Proceeds from exercise of warrants	90,742	0
Payments on contracts payable	(49,970)	-
Payments on patent license financed	(15,501)	(14,314)
Net cash provided by (used in) financing activities	25,271	(14,314)
Net increase (decrease) in cash and cash equivalents	206,478	(768,175)
Cash and cash equivalents, beginning of period	958,896	1,808,016
Cash and cash equivalents, end of period	$1,165,374	$1,039,841

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,499	$3,687
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$-	$31,406

See accompanying notes to unaudited condensed consolidated financial statements.

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	September 30,	March 31,
	2007	2007

Accounts receivable - trade	$1,246,389	$1,666,641
Allowance for doubtful accounts	(105,000)	(90,000)

Accounts receivable, net	$1,141,389	$1,576,641

At September 30, 2007, we had four customers which accounted for 25%, 16%, 12% and 10% of our accounts receivable balances.

For the six months ended September 30, 2007, we had four significant customers which accounted for 24%, 18%, 15% and 10% of sales.

4.  INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2007	2007

Raw materials	$1,080,220	$797,498
Finished products	325,195	401,895
Boxes, labels, tubes & bottles	224,320	220,153
	1,629,735	1,419,546
Reserve for obsolescence	(257,193)	(135,088)
	$1,372,542	$1,284,458

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5. OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	September 30,	March 31,
	2007	2007

Trademarks	$13,032	$13,032
Patent	161,353	161,353
Deferred tax asset	146,400	415,100
	320,785	589,485

Less accumulated amortization	46,213	37,487

	$274,572	$551,998

6. EQUITY TRANSACTIONS

We recorded non-cash compensation expense for stock options issued to employees and consultants of $35,147 and $199,166 for the three and six months ended September 30, 2007. Also, we recorded non-cash general and administrative expense for warrants granted to individuals of none and $140,588 for the three and six months ended September 30, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants during the three and six months ended September 30, 2007 are as follows:
Expected term of options and warrants	5 years

Expected volatility	71%

Expected dividends	None

Risk-free interest rate	4.55%

Forfeitures	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Six Months Ended
	September 30, 2007
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,129,000	$1.74
Granted	350,000	1.30
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,479,000	1.64

Exercisable at end of the the period	1,304,000	$1.68

Weighted average fair value of options
granted during the period	350,000	$0.80

As of September 30, 2007, the unamortized portion of stock compensation expense on all existing stock options was $82,010.

A summary of warrants outstanding follows:

	For the Six Months Ended
	September 30, 2007
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	4,357,100	$1.26
Granted	175,000	1.30
Cancelled	-	-
Exercised	(89,242)	1.02
Outstanding at end of the period	4,442,858	1.29

Exercisable at end of the the period	4,442,858	$1.29

7. INCOME TAXES

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, we do not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three or six months ended September 30, 2007.

Included in the balance at April 1, 2007 is a Net Operating Loss carry-forward in the amount of $353,778 which will be used to offset future tax liabilities.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the three and six months ended September 30, 2007, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the three and six months ended September 30, 2007, there were no returns that would suggest a liability needed to be recorded.

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

4. Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

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

Selected Financial Information

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended		Increase
	9/30/07	9/30/06	(Decrease)%

Statements of Operations:
Net sales	$1,828,811	$1,333,016	$495,795	37.2%
Cost of goods sold	1,083,256	669,870	413,386	61.7%
% of net sales	59%	50%	9%	17.9%
Gross profit	745,555	663,146	82,409	12.4%
% of net sales	41%	50%	-9%	-18.1%
Operating expenses
General and administrative	686,854	172,627	514,227	297.9%
Payroll expense	215,836	205,242	10,594	5.2%
Consulting expense	227,829	343,844	(116,015)	-33.7%
Total operating expenses	1,130,519	721,713	408,806	56.6%
Interest expense	(1,172)	(1,772)	600	-33.9%
Other income	14,842	7,099	7,743	109.1%
Provision for (benefit from) taxes	259,400	(21,794)	281,194	NM
Net income (loss)	(630,694)	(31,446)	(599,248)	1905.6%
Net income (loss) per share basic	(0.06)	-	(0.06)	NM
Net income (loss) per share diluted	(0.06)	-	(0.06)	NM

Net Sales

Net sales for the quarter ended September 30, 2007 increased $495,795, a 37.2% increase, to $1,828,811 compared to $1,333,016 for the quarter ended September 30, 2006. The primary reasons for the sales increase were sales related to new distribution channels for foreign sales increased by approximately $529,000 offset by a reduction in direct mass marketing revenue with our own product, Inflame Away, that identifies Celadrin® as its marquee ingredient. Significant sales incentives and rebates contributed to the direct mass market revenue reduction. We anticipate, if the new marketing program continues to successfully penetrate the market, that Inflame Away will result in improved sales for the balance of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 50% for the quarter ended September 30, 2006 to 59% for the quarter ended September 30, 2007. This increase was primarily due to the effect of Inflame Away sales incentives and rebates on the cost of goods sold percentage. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $514,227, a 297.9% increase, to $686,854 for the quarter ended September 30, 2007 from $172,627 for the quarter ended September 30, 2006. The primary reason for the increase were an approximate $190,000 increase in advertising expenses related to the launch of InflameAway, an approximate $187,000 increase in marketing expenses related to a mail in rebate program at a major retail chain and an approximate $127,000 increase in expenses related to clinical research studies. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product and clinical research studies.

Payroll Expense

Payroll expense remained stable at $215,836 for the quarter ended September 30, 2007, an increase of 5.2% or $10,594, compared to $205,242 for the quarter ended September 30, 2006.

Consulting Expenses

Consulting expenses decreased to $227,829 for the quarter ended September 30, 2007, a decrease of 33.7% or $116,015 compared to $343,844 for the quarter ended September 30, 2006. This decrease was a result of the termination of several consulting agreements coupled with a reduction in legal fees. We anticipate consulting fees will remain stable during the remainder of our fiscal year.

Provision for Income Taxes

As a result of eliminating certain tax timing differences related to stock options and warrants during the three months ended September 30, 2007, a provision for income taxes of $259,400 was recognized during the current period compared to $21,794 of income tax benefit being recognized during the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

	Six Months Ended		Increase
	9/30/07	9/30/06	(Decrease)%

Statements of Operations:
Net sales	$2,955,802	$2,264,586	$691,216	30.5%
Cost of goods sold	1,619,860	1,173,670	446,190	38.0%
% of net sales	55%	52%	3%	5.7%
Gross profit	1,335,942	1,090,916	245,026	22.5%
% of net sales	45%	48%	-3%	-6.2%
Operating expenses
General and administrative	1,333,363	550,898	782,465	142.0%
Payroll expense	572,333	365,725	206,608	56.5%
Consulting expense	479,353	667,393	(188,040)	-28.2%
Total operating expenses	2,385,049	1,584,016	801,033	50.6%
Interest expense	(2,499)	(3,687)	1,188	-32.2%
Other income	21,786	16,989	4,797	28.2%
Provision for (benefit from) taxes	36,400	(70,515)	106,915	NM
Net income (loss)	(1,066,220)	(409,283)	(656,937)	160.5%
Net income (loss) per share basic	(0.10)	(0.04)	(0.06)	150.0%
Net income (loss) per share diluted	(0.10)	(0.04)	(0.06)	150.0%

Net Sales

Net sales for the six months ended September 30, 2007 increased $691,2116, a 30.5% increase, to $2,955,802 compared to $2,264,586 for the six months ended September 30, 2006. The primary reasons for the sales increase was new distribution channels for foreign sales increased by approximately $660,000. We anticipate, if the marketing program successfully penetrates the market, that Inflame Away will result in improved sales for the balance of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 52% for the six months ended September 30, 2006 to 55% for the six months ended September 30, 2007. This increase was primarily due to the effect of Inflame Away sales incentives and rebates on the cost of goods sold percentage. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $782,465, a 142.0% increase, to $1,333,363 for the six months ended September 30, 2007 from $550,898 for the six months ended September 30, 2006. The primary reasons for the increase were an approximate $409,000 increase in advertising expenses related to the launch of InflameAway, an approximate $187,000 marketing expense related to a mail in rebate program at a major retail chain, an approximate $140,000 increase to non-cash expenses related to the issuance of warrants to individuals involved in the marketing of InflameAway and an increase in travel related expenses of approximately $51,000 related to the launch of InflameAway. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $572,333 for the six months ended September 30, 2007, an increase of 56.5% or $206,608, compared to $365,725 for the six months ended September 30, 2006. This increase was a result of expensing approximately $197,000 as non-cash compensation the value of stock options granted to employees and consultants. We anticipate payroll to decrease in subsequent periods since the amortization of the value of the stock options over their vesting period will result in lower non-cash compensation compared to the current period.

Consulting Expenses

Consulting expenses decreased to $479,353 for the six months ended September 30, 2007, a decrease of 28.2% or $188,040 compared to $667,393 for the six months ended September 30, 2006. This decrease was a result of the termination of several consulting agreements coupled with a reduction in legal and accounting costs. We anticipate consulting fees will remain stable during the remainder of our fiscal year.

Provision for Income Taxes

As a result of eliminating certain tax timing differences related to stock options and warrants during the six months ended September 30, 2007, a provision for income taxes of $36,400 was recognized during the current period compared to $70,515 of income tax benefit being recognized during the six months ended September 30, 2006. If we incur a taxable loss for the current fiscal year, we will be able to carry forward as a deferred tax asset the amount of the tax benefit for federal and state tax purposes.

Capital Resources

Working Capital
			Increase
	9/30/07	3/31/07	(Decrease)

Current assets	$4,510,138	$4,583,149	$(73,011)
Current liabilities	956,066	650,602	305,464
Working capital	$3,554,072	$3,932,547	$(378,475)

Long-term debt	$20,451	$37,239	$(16,788)

Stockholders' equity	$3,937,038	$4,572,762	$(635,724)

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	9/30/07	9/30/06	(Decrease)
Net cash provided by (used in):
Operating activities	$200,222	$(742,571)	$942,793
Investing activities	$(19,015)	$(11,290)	$(7,725)
Financing activities	$25,271	$(14,314)	$39,585

Balance Sheet Select Information
			Increase
	9/30/07	3/31/07	(Decrease)

Cash and cash equivalients	$1,165,374	$958,896	$206,478

Accounts receivable, net	$1,141,389	$1,576,641	$(435,252)

Inventory, net	$1,372,542	$1,284,458	$88,084

Accounts payable and accrued expenses	$884,271	$432,354	$451,917

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2007, we had cash holdings of $1,165,374, an increase of $206,478 compared to March 31, 2007. Our net working capital position at September 30, 2007, was $3,554,072 compared to $3,932,547 as of March 31, 2007. We have initiated a direct mass market strategy with our own product, Inflame Away. Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,960,642 common shares outstanding, of which 10,810,642 are freely tradable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,921,858 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

IMAGENETIX, INC. a Nevada corporation

Date: November 14, 2007	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer (Principal Executive Officer and duly authorized to sign on behalf of the Registrant)