Form 10QSB
period 2007-12-31
IMAGENETIX INC /NV/
filed 2008-02-13
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,960,788
(Class)	Outstanding at February 13, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Imagenetix, Inc.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and March 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	21

SIGNATURES

* No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$598,525	$958,896
Accounts receivable, net	1,014,831	1,576,641
Inventories, net	1,332,163	1,284,458
Prepaid expenses	411,132	384,217
Income tax receivable	191,857	269,140
Deferred tax asset	592,197	109,797
Total current assets	4,140,705	4,583,149

Property and equipment, net	120,517	125,456
Other assets	299,021	551,998
	$4,560,243	$5,260,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$592,245	$368,089
Accrued liabilities	83,287	64,265
Customer deposits	36,875	136,645
Contract payable	69,300	49,970
Short term license payable	33,583	31,633
Total current liabilities	815,290	650,602

Long term license payable	11,803	37,239

Total liabilities	827,093	687,841

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 10,960,788 and 10,871,400 issued and
outstanding at December 31and March 31, 2007	10,960	10,871
Capital in excess of par value	12,446,260	10,734,945
Accumulated deficit	(8,724,070)	(6,173,054)
Total stockholders' equity	3,733,150	4,572,762
	$4,560,243	$5,260,603

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net sales	$1,032,048	$1,062,373	$3,987,850	$3,326,958

Cost of sales	646,973	617,975	2,266,833	1,791,645

Gross profit	385,075	444,398	1,721,017	1,535,313

Operating expenses:
General and administrative	582,483	362,867	1,915,846	913,763
Payroll expense	239,533	166,040	811,866	531,765
Consulting expense	229,870	352,590	709,223	1,019,983
Operating expenses	1,051,886	881,497	3,436,935	2,465,511
Operating income	(666,811)	(437,099)	(1,715,918)	(930,198)
Other income (expense):
Other income	5,808	5,101	27,594	22,089
Interest expense	(1,014)	(1,626)	(3,513)	(5,313)
Other income (expense)	4,794	3,475	24,081	16,776
Loss before income taxes	(662,017)	(433,624)	(1,691,837)	(913,422)

Income tax expense (benefit)	(267,300)	(152,210)	(230,900)	(222,725)

Loss	$(394,717)	$(281,414)	$(1,460,937)	$(690,697)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.13)	$(0.06)

Basic and diluted weighted average common shares outstanding	10,953,283	10,721,400	10,912,565	10,721,400

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(1,460,937)	$(690,697)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	37,041	29,775
Provision for doubtful accounts	30,000	20,000
Provision for inventory obsolescence	12,134	15,756
Non cash expense related to issuance of warrants and granting of stock options	374,901	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	531,810	(160,778)
(Increase) decrease in inventory	(59,839)	(184,303)
(Increase) decrease in other assets	(38,527)	56,728
(Increase) decrease in deferred taxes	(230,900)	(112,538)
Increase (decrease) in accounts payable	224,157	(147,846)
Increase (decrease) in accrued liabilities	19,022	21,387
Increase (decrease) in customer deposits	(99,770)	200,040
Increase (decrease) in income taxes payable	77,283	276,746
Net cash provided by (used in) operating activities	(583,625)	(675,730)
Investing activities:
Property and equipment	(19,014)	(28,793)
Net cash used in investing activities	(19,014)	(28,793)
Financing activities:
Proceeds from exercise of warrants	90,888	-
Proceeds from extension of warrants	155,536	-
Proceeds from issuance of contracts payable	19,330	-
Payments on patent license financed	(23,486)	(21,687)
Net cash provided by (used in) financing activities	242,268	(21,687)
Net increase (decrease) in cash and cash equivalents	(360,371)	(726,210)
Cash and cash equivalents, beginning of period	958,896	1,808,016
Cash and cash equivalents, end of period	$598,525	$1,081,806

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,513	$5,313
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$1,090,079	$107,396

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31, 2007	March 31, 2007
Accounts receivable - trade	$1,134,831	$1,666,641
Allowance for doubtful accounts	(120,000)	(90,000)

Accounts receivable, net	$1,014,831	$1,576,641

At December 31, 2007, we had three customers which accounted for 24.0%, 15.4%, and 13.6% of our accounts receivable balances.

For the nine months ended December 31, 2007, we had four significant customers which accounted for 24.5%, 16.0%, 13.3% and 10.8% of sales.

4.  INVENTORY

Inventory consists of the following:

	December 31,	March 31,
	2007	2007

Raw materials	$894,429	$797,498
Finished products	348,515	401,895
Boxes, labels, tubes & bottles	236,441	220,153
	1,479,385	1,419,546
Reserve for obsolescence	(147,222)	(135,088)
	$1,332,163	$1,284,458

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5. OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	December 31,	March 31,
	2007	2007

Trademarks	$13,032	$13,032
Patent	172,965	161,353
Deferred tax asset	163,600	415,100
	349,597	589,485

Less accumulated amortization	50,576	37,487

	$299,021	$551,998

6. EQUITY TRANSACTIONS

During the nine months and quarter ended December 31, 2007, we offered warrant holders with warrants scheduled to expire on October 23, 2007, the right to extend their warrants for three additional years in exchange for a warrant extension fee of $0.05 per warrant share, such amount to be reduced from the existing exercise price, and a right for us to call the warrants should our common stock trade at a 20% premium to the revised exercise price for 10 business days. As a result of this offer, 53 warrants with exercise prices ranging from $0.75 to $2.00 totaling 3,110,710 warrant shares were extended until October 23, 2010 at an accumulated fee of $155,536. We determined that the offering was a modification of warrants which were originally issued as part of equity transactions. We calculated the incremental fair value of the modified warrants by using the Black Sholes pricing model and recorded a non-cash dividend of $1,090,079 for the three and nine months ended December 31, 2007.

We recorded non-cash compensation expense for stock options issued to employees and consultants of $35,147 and $234,313 for the three and nine months ended December 31, 2007. Also, we recorded non-cash general and administrative expense for warrants granted to individuals of none and $140,588 for the three and nine months ended December 31, 2007.

The significant assumptions used in the Black-Scholes model to estimate the non-cash dividend, compensation and general and administrative expense for the issuance of stock options and warrants during the three and nine months ended December 31, 2007 are as follows:

Expected term of options and warrants	3 to 5 years
Expected volatility	55% to 71%
Expected dividends	None
Risk-free interest rate	3.09% to 4.55%
Forfeitures	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Nine Months Ended
	December 31, 2007
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,129,000	$1.74
Granted	350,000	1.30
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,479,000	1.64

Exercisable at end of the the period	1,304,000	$1.68

Weighted average fair value of options granted during the period	350,000	$0.80

As of December 31, 2007, the unamortized portion of stock compensation expense on all existing stock options was $46,863.

A summary of warrants outstanding follows:

	For the Nine Months Ended
	December 31, 2007
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	4,357,100	$1.26
Granted	175,000	1.30
Cancelled	(539,755)	1.59
Exercised	(89,388)	1.02
Outstanding at end of the period	3,902,957	1.18

Exercisable at end of the the period	3,902,957	$1.18

7. INCOME TAXES

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three or nine months ended December 31, 2007.

Included in the balance at April 1, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the three and nine months ended December 31, 2007, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the three and nine months ended December 31, 2007, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

	Three Months Ended
	12/31/07	12/31/06	Increase (Decrease)%
Statements of Operations:
Net sales	$1,032,000	$1,062,000	$(30,000)	-2.8%
Cost of goods sold	647,000	618,000	29,000	4.7%
% of net sales	63%	58%	5%	7.7%
Gross profit	385,000	444,000	(59,000)	-13.3%
% of net sales	37%	42%	-5%	-10.8%
Operating expenses
General and administrative	582,000	363,000	219,000	60.3%
Payroll expense	240,000	166,000	74,000	44.6%
Consulting expense	230,000	352,000	(122,000)	-34.7%
Total operating expenses	1,052,000	881,000	171,000	19.4%
Interest expense	(1,000)	(1,000)	-	0.0%
Other income	6,000	5,000	1,000	20.0%
Provision for (benefit from) taxes	(267,000)	(152,000)	(115,000)	75.7%
Net income (loss)	(395,000)	(281,000)	(114,000)	40.6%
Net income (loss) per share basic	(0.04)	(0.03)	(0.01)	33.3%
Net income (loss) per share diluted	(0.04)	(0.03)	(0.01)	33.3%

Net Sales

Net sales for the quarter ended December 31, 2007 remained stable at $1,032,000 compared to $1,062,000 for the quarter ended December 31, 2006. Sales increases continued related to our own product, Inflame Away, that identifies Celadrin® as its marquee ingredient. Sales incentives and rebates contributed to direct mass market revenue. We anticipate, if the new marketing program continues to successfully penetrate the market, that Inflame Away will result in improved sales for the balance of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 58% for the quarter ended December 31, 2006 to 63% for the quarter ended December 31, 2007. This increase was primarily due to the effect of Inflame Away sales incentives and rebates on the cost of goods sold percentage. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $219,000, a 60.3% increase, to $582,000 for the quarter ended December 31, 2007 from $363,000 for the quarter ended December 31, 2006. The primary reason for the increase were an approximate $223,000 increase in advertising expenses related to the launch of InflameAway and an approximate $64,000 increase in marketing expenses related to a mail in rebate program at a major retail chain partially offset by an approximate $110,000 decrease in expenses related to clinical research studies. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product.

Payroll Expense

Payroll expense increased approximately $74,000, a 44.6% increase, to $240,000 for the quarter ended December 31, 2007 compared to $166,000 for the quarter ended December 31, 2006. This increase was due primarily to a $35,000 charge to non-cash compensation for the amortization of employee stock options coupled with normal payroll increases.

Consulting Expenses

Consulting expenses decreased to $122,000 for the quarter ended December 31, 2007, a decrease of 34.7% or $230,000 compared to $352,000 for the quarter ended December 31, 2006. This decrease was a result of the termination of several consulting agreements coupled with a reduction in legal fees. We anticipate consulting fees will remain stable during the remainder of our fiscal year.

Provision for Income Taxes

As a result of losses sustained in each reporting period, an income tax benefit of $267,000 was recognized for the quarter ended December 31, 2007 compared to $152,000 for the quarter ended December 31, 2006.

Nine months ended December 31, 2007 Compared to Nine months ended December 31, 2006

	Nine Months Ended
	12/31/07	12/31/06	Increase (Decrease)%
Statements of Operations:
Net sales	$3,988,000	$3,327,000	$661,000	19.9%
Cost of goods sold	2,267,000	1,792,000	475,000	26.5%
% of net sales	57%	54%	3%	5.5%
Gross profit	1,721,000	1,535,000	186,000	12.1%
% of net sales	43%	46%	-3%	-6.5%
Operating expenses
General and administrative	1,916,000	914,000	1,002,000	109.6%
Payroll expense	812,000	532,000	280,000	52.6%
Consulting expense	709,000	1,020,000	(311,000)	-30.5%
Total operating expenses	3,437,000	2,466,000	971,000	39.4%
Interest expense	(4,000)	(5,000)	1,000	-20.0%
Other income	28,000	22,000	6,000	27.3%
Provision for (benefit from) taxes	(231,000)	(223,000)	(8,000)	3.6%
Net income (loss)	(1,461,000)	(691,000)	(770,000)	111.4%
Net income (loss) per share basic	(0.13)	(0.06)	(0.06)	100.0%
Net income (loss) per share diluted	(0.13)	(0.06)	(0.06)	100.0%

Net Sales

Net sales for the nine months ended December 31, 2007 increased $661,000, a 19.9% increase, to $3,988,000 compared to $3,327,000 for the nine months ended December 31, 2006. The primary reason for the sales increase was new distribution channels for foreign sales which contributed approximately $660,000. We anticipate, if the mass market marketing program continues to successfully penetrates the market, that Inflame Away will result in improved sales for the balance of our fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 54% for the nine months ended December 31, 2006 to 57% for the nine months ended December 31, 2007. This increase was primarily due to the effect of Inflame Away sales incentives and rebates on the cost of goods sold percentage. We anticipate the cost of goods sold as a percentage of net sales will decrease proportionately to the increase in sales of Inflame Away to the mass markets.

General and Administrative

General and administrative expenses increased by $1,002,000, a 109.6% increase, to $1,916,000 for the nine months ended December 31, 2007 from $914,000 for the nine months ended December 31, 2006. The primary reasons for the increase were an approximate $773,000 increase in advertising expenses related to the launch of InflameAway, an approximate $251,000 marketing expense related to a mail in rebate program at a major retail chain, an approximate $140,000 increase to non-cash expenses related to the issuance of warrants to individuals involved in the marketing of InflameAway offset by a $120,000 decrease in clinical research studies. We anticipate increases in general and administrative expenses as a result of our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $812,000 for the nine months ended December 31, 2007, an increase of 52.6% or $280,000, compared to $532,000 for the nine months ended December 31, 2006. This increase was a result of expensing approximately $232,000 as non-cash compensation the value of stock options granted to employees and consultants. We anticipate payroll to decrease in subsequent periods since the amortization of the value of the stock options over their vesting period will result in lower non-cash compensation compared to the current period.

Consulting Expenses

Consulting expenses decreased to $709,000 for the nine months ended December 31, 2007, a decrease of 30.5% or $311,000 compared to $1,020,000 for the nine months ended December 31, 2006. This decrease was a result of the termination of several consulting agreements coupled with a reduction in legal and accounting costs. We anticipate consulting fees will remain stable during the remainder of our fiscal year.

Provision for Income Taxes

An income tax benefit of $267,000 was recognized during the current period compared to $152,000 being recognized during the nine months ended December 31, 2006. If we incur a taxable loss for the current fiscal year, we will be able to carry forward as a deferred tax asset the amount of the tax benefit for federal and state tax purposes.

Capital Resources

Working Capital

	12/31/07	3/31/07	Increase (Decrease)
Current assets	$4,140,705	$4,583,149	$(442,444)
Current liabilities	815,290	650,602	164,688
Working capital	$3,325,415	$3,932,547	$(607,132)

Long-term debt	$11,803	$37,239	$(25,436)

Stockholders' equity	$3,733,150	$4,572,762	$(839,612)

Statements of Cash Flows Select Information

	Nine Months Ended
	12/31/07	12/31/06	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(583,625)	$(675,730)	$92,105
Investing activities	$(19,014)	$(28,793)	$9,779
Financing activities	$242,268	$(21,687)	$263,955

Balance Sheet Select Information

	12/31/07	3/31/07	Increase (Decrease)

Cash and cash equivalients	$598,525	$958,896	$(360,371)

Accounts receivable, net	$1,014,831	$1,576,641	$(561,810)

Inventory, net	$1,332,163	$1,284,458	$47,705

Accounts payable and accrued expenses	$675,532	$432,354	$243,178

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2007, we had cash holdings of $598,525, a decrease of $360,371 compared to March 31, 2007. Our net working capital position at December 31, 2007, was $3,325,415 compared to $3,932,547 as of March 31, 2007. We have initiated a direct mass market strategy with our own product, Inflame Away. Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,960,788 common shares outstanding, of which 10,810,642 are freely tradable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,921,858 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGENETIX, INC. a Nevada corporation

Date: February 13, 2008	By:	/s/ WILLIAM P. SPENCER
William P. Spencer Chief Executive Officer
(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)