Form 10KSB
period 2008-03-31
IMAGENETIX INC /NV/
filed 2008-06-25
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year end March 31, 2008

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

Revenues for the fiscal year ended March 31, 2008 were: $5,569,593.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 16, 2008 was $5,891,765.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 25, 2008 the issuer had 10,960,788 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Annual Report on Form 10-KSB
For the Year Ended March 31, 2008

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview

We were organized as a Nevada corporation in March 1988. Our principal executive offices are located at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127, and our telephone number is (858) 674-8455. Our home page can be located on the World Wide Web at http://www.imagenetix.net.

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

We sell InflameAway, our own Celadrin® branded product, directly to the mass markets through retail sellers. We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

Our two largest customers accounted for 29% and 16% of our net sales for the year ended March 31, 2008 and 23% and 15% for the year ended March 31, 2007.

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

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2008, approximately 74% of our revenue was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product and also as a branded ingredient to be used by our wholesale customers in their own product formulations.

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

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and as a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 13% of our sales and a weight loss product which represented approximately 12% of our sales for the year ended March 31, 2008.

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

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31, 2008 and 2007 were as follows:

	2008	2007

Domestic sales	88.2%	96.9%

Foreign sales:
Canada	10.4	0.5
India	0.9	2.2
Australia	0.5	0.3
Taiwan	-	0.1
Total foreign sales	11.8	3.1

Total sales	100.0%	100.0%

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

Employees

At March 31, 2008, we had seven full-time employees and four part-time consultants, including our executive officers.

ITEM 2.     DESCRIPTION OF PROPERTY.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California. We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from a current level of $11,044 increasing annually to $12,673 for the seventh year. The average monthly rent for the seven-year period is $11,212. In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a three-year lease ending August 31, 2009 for a monthly rent of $3,889. This space is intended to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

We are not aware of any legal proceedings, pending or threatened, to which we are a party.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2008 and 2007:

	Closing Price
	High	Low

Fiscal Year Ended March 31, 2008
First Quarter	$1.49	$0.90
Second Quarter	$1.42	$0.94
Third Quarter	$1.22	$0.77
Fourth Quarter	$1.05	$0.54

Fiscal Year Ended March 31, 2007
First Quarter	$1.25	$0.85
Second Quarter	$1.13	$0.80
Third Quarter	$0.83	$0.59
Fourth Quarter	$1.17	$0.61

We had approximately 314 shareholders of record as of June 25, 2008. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

None

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

We sell InflameAway, our own Celadrin® branded product, directly to the mass markets through retail sellers. We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

3. Inventory
Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. Indirect overhead costs are allocated to inventory.

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

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $893,000 and $232,000 for the years ended March 31, 2008 and 2007.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the year ended March 31, 2008, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the year ended March 31, 2008 there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

	Year Ended
			Increase
	3/31/08	3/31/07	(Decrease)%

Statements of Operations
Net sales	$5,569,593	$5,596,725	$(27,132)	-0.5%
Cost of goods sold	3,344,034	2,969,002	375,032	12.6%
% of net sales	60.04%	53.05%	7%	13.2%
Gross profit	2,225,559	2,627,723	(402,164)	-15.3%
% of net sales	40%	47%	-7%	-14.9%
Operating expenses
General and administrative	2,456,192	1,407,996	1,048,196	74.4%
Payroll expense	1,037,775	712,945	324,830	45.6%
Consulting expense	961,349	1,339,515	(378,166)	-28.2%
Total operating expenses	4,455,316	3,460,456	994,860	28.7%
Interest expense	(4,367)	(6,791)	(2,424)	-35.7%
Other income	32,182	32,885	(703)	-2.1%
Income tax benefit	425,300	139,000	286,300	206.0%
Net (loss)	(1,776,642)	(667,639)	1,109,003	166.1%
Net (loss) per share basic and diluted	(0.16)	(0.06)	(0.10)	160.9%

Net Sales

Net sales for the year ended March 31, 2008 decreased $27,132, 0.5%, to $5,569,593 compared to $5,596,725 for the year ended March 31, 2007. Gross sales increased by approximately $1 million due to our initiating a direct mass market strategy with our own product, InflameAway, that identifies Celadrin® as its marquee ingredient. This sales increase was offset by a like amount in product rebates and giveaways in support of marketing InflameAway through retail distribution channels. We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during our next fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 53% for the year ended March 31, 2007 to 60% for the year ended March 31, 2008. This increase was primarily due to the rebate and giveaway marketing strategy discussed above which resulted in InflameAway product being provided at no cost to the eventual customer. Although rebate and giveaway programs are customary in the mass market distribution channel, we do not anticipate this year’s level of activity used to launch the awareness of InflameAway to continue during the next fiscal year.

General and Administrative

General and administrative expenses increased by $1,048,196, a 74.4% increase, to $2,456,192 for the year ended March 31, 2008 from $1,407,996 for the year ended March 31, 2007. The primary reasons for the increase were an approximate increase of $1,268,000 of marketing and advertising costs related to the media campaign to introduce InflameAway to the mass market offset by an approximate $231,000 decrease in research and development costs during the current fiscal year.

Payroll Expense

Payroll expense increased to $1,037,775 for the year ended March 31, 2008, an increase of 45.6% or $324,830, compared to $712,945 for the year ended March 31, 2007. This increase was a result of non-cash compensation expense of approximately $269,000 related to the issuance of employee stock options and approximately $55,000 in normal salary and bonus increases during the current fiscal year.

Consulting Expenses

Consulting expenses decreased to $961,349 for the year ended March 31, 2008, a decrease of 28.2% or $378,166, compared to $1,339,515 for the year ended March 31, 2007. This decrease was a result of a decrease in litigation expenses of approximately $100,000, a decrease in consulting related to new product introduction including our periodontal application of approximately $204,000, and a reduction in accounting and other professional and technical expenses across the board.

Provision for Income Taxes

As a result of the loss during the year ended March 31, 2008, we reflected an income tax benefit of $425,300 compared to income tax benefit of $139,000 for the year ended March 31, 2007. Since we have used up our federal and state tax loss carry-forwards, we anticipate income tax expense to increase in the future relative to income before taxes.

Capital Resources

	Year Ended
			Increase
	3/31/08	3/31/07	(Decrease)

Working Capital

Current assets	$4,012,527	$4,583,149	$(570,622)
Current liabilities	929,300	650,602	278,698
Working capital	$3,083,227	$3,932,547	$(849,320)

Long-term debt	$2,980	$37,239	$(34,259)

Stockholders' equity	$3,083,592	$4,572,762	$(1,120,170)

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(116,736)	$(819,292)	$702,556
Investing activities	$(30,626)	$(51,838)	$21,212
Financing activities	$211,021	$22,010	$189,011

Balance Sheet Select Information

Cash and cash equivalents	$1,022,555	$958,896	$63,659

Accounts receivable, net	$765,492	$1,576,641	$(811,149)

Inventory, net	$1,109,845	$1,284,458	$(174,613)

Accounts payable and accrued expenses	$785,625	$432,354	$353,271

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2008, we had cash holdings of $1,022,555, an increase of $63,659 compared to March 31, 2007. Our net working capital position at March 31, 2008, was $3,083,227 compared to $3,932,547 as of March 31, 2007. This reduction was primarily the result of a decrease in accounts receivable and inventory. We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning April 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning April 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning April 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement April 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 58% of our products and which represented approximately 74% of our sales for the year ended March 31, 2008. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our two largest customers accounted for 29% and 16% of our net sales for the year ended March 31, 2008 and 23% and 15% for the year ended March 31, 2007. The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,960,788 common shares outstanding which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 4,846,957 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
*
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

*	and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2008, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies:

(1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we have put an implementation plan in place whereby in fiscal year 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2008:

Name	Age	Position
William P. Spencer	55	Chief Executive Officer, President and Director
Debra L. Spencer	56	Secretary, Treasurer and Director
Lowell W. Giffhorn	61	Chief Financial Officer
Derek C. Boosey	65	Vice President—International
Jeffrey G. McGonegal	57	Director
Robert Burg	51	Director
Barry S. King	62	Director

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

Committees of the Board Of Directors

Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. The Audit Committee, which met four times during 2008, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During 2008, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

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

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2008.

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

ITEM 10.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2008	$178,956	$30,500	$20,000	$9,903	$239,359
President, CEO and Director	2007	$174,386	$39,000	-	$9,903	$223,289

The amount included in other compensation during the year ended March 31, 2008, is a car allowance paid to Mr. Spencer. We estimate the fair value of the option issued to Mr. Spencer at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2008: dividend yield of zero percent; expected volatility of 71%, risk-free interest rates of 4.55%; and expected life of 5 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number	Number	Option	Option
	of	of	Exercise	Expiration
	Securities	Securities	Price	Date
	Underlying	Underlying	($)
	Unexercised	Unexercised
	Options	Options
	(#)	(#)
	Exercisable	Unexercisable
[a]	[b]	[c]	[e]	[f]
William P. Spencer	25,000	-	$2.00	Aug. 21, 2010
President, CEO and	60,000	-	$1.95	July 1, 2010
Director	12,500	12,500	$1.30	May 8, 2012

Employment Contracts

We do not have employment contracts with any of our executive officers.

DIRECTOR COMPENSATION

Name	Fees	Option	All Other	Total
	Earned	Awards	Compensation	($)
	or	($)	($)
	Paid In
	Cash
	($)
[a]	[b]	(d)	[g]	[h]
Debra Spencer	$-	$20,000	$86,371	$106,371
Jeffrey McGonegal	$10,000	$16,000	$-	$26,000
Barry King	$4,800	$12,000	$-	$16,800
Robert Burg	$7,500	$16,000	$-	$23,500

Mrs. Spencer is an employee and director of ours. The amount reflected as other compensation is the amount she was paid as an employee. She received no compensation for being a director.

We estimate the fair value of the options issued to our directors at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2008: dividend yield of zero percent; expected volatility of 71%, risk-free interest rates of 4.55%; and expected life of 5 years.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 25, 2008, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	2,918,000	26.2%
Gary J. McAdam (4)	2,988,108	23.9%
Estate of James Scibelli (5)	901,625	7.8%
Barry S. King (6)	24,000	*
Robert Burg (7)	70,000	*
Jeffrey G. McGonegal (7)	70,000	*
Lowell W. Giffhorn (8)	70,000	*
Derek C. Boosey (9)	225,000	2.0%
All officers and directors as a group (6 persons) (10)	3,377,000	29.3%

*	Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3)	Comprised of 2,740,000 shares and 178,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4)	Comprised of 1,435,557 shares and 1,552,551 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5)	Includes 370,000 shares and 531,625 common stock purchase warrants, all of which are owned by entities controlled by the estate of Mr. Scibelli.
(6)	Comprised of 24,000 stock options.
(7)	Comprised of 70,000 stock options.
(8)	Comprised of 30,000 shares and 40,000 stock options.
(9)	Comprised of 50,000 shares and 175,000 stock options.
(10)	Comprised of 2,820,000 shares and 557,000 stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	944,000	$1.76	771,000

Equity compensation plans not approved by security holders	3,902,957	$1.18	-

Total	4,846,957	$1.30	771,000

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

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC., a company in which Mr. McAdam is an officer and principal stockholder. Under the agreement, Mr. McAdam provides us with business consulting in the areas of finance and marketing strategies. The agreement, which was verbally amended in January 2008, calls for us to pay a fee of $6,500 per month and can be terminated by either party with a 30 day notice.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties.

ITEM 13.     EXHIBITS.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and Report of
IndependentRegistered Certified Public Accounting Firm are included in Part II of this Report:

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2008 and 2007

Consolidated Statements of Operation- Years Ended March 31, 2008 and 2007

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2008
and 2007

Consolidated Statements of Cash Flows- Years Ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Title

3.01	Articles of Incorporation of the Registrant(1)

3.02	Bylaws of the Registrant(1)

3.03	Amendment to Articles of Incorporation (Name change)(2)

4.01	2000 Stock Option Plan (6)

10.01	Celadrin® Supply Agreement with Organic Technologies(2)

10.19	Business Partners Operations Agreement (4)

10.20	Office Lease Agreement with Bernardo Gateway Partners (5)

10.21	Patent License with University of Minnesota (5)

10.22	Patent License with EHP Products, Inc. (5)

14	Code of Ethics (3)

31.1	302 Certification of William P. Spencer

31.2	302 Certification of Lowell W. Giffhorn

32.1	906 Certification of William P. Spencer

32.2	906 Certification of Lowell W. Giffhorn

(1)	Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2)
Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2005.

(4)	Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2006.

(6)	Incorporated by reference to our Registration Statement on Form S-8, File Number 333-146318, filed on September 26, 2007.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2008 and 2007:

	HJ Associates &	HJ Associates &	Mayer Hoffman
	Consultants LLP	Consultants LLP	McCann P.C.
Fee category	2008	2007	2007

Audit fees	$58,896	$33,563	$5,000

Audit-related fees	$-	$3,513	$3,440

Tax fees	$3,934	$1,922	$-

All other fees	$-	$-	$-

Total fees	$62,830	$38,998	$8,440

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2008.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-KSB for the year ended March 31, 2008 filed with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the consolidated balance sheets of Imagenetix, Inc. and subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagenetix, Inc. and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Imagenetix, Inc.'s internal control over financial reporting as of March 31, 2008 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 23, 2008

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$1,022,555	$958,896
Accounts receivable, net	765,492	1,576,641
Inventories, net	1,109,845	1,284,458
Prepaid expenses and other current assets	252,138	384,217
Income tax receivable	-	269,140
Deferred tax asset	862,497	109,797

Total current assets	4,012,527	4,583,149

Property and equipment, net	112,190	125,456

Long-term prepaid expenses	42,000	-

Other assets	218,155	551,998

Total Assets	$4,384,872	$5,260,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$713,324	$368,089
Accrued liabilities	72,301	64,265
Customer deposits	63,216	136,645
Contract payable	46,200	49,970
Short term license payable	34,259	31,633

Total current liabilities	929,300	650,602

Long term license payable	2,980	37,239

Total Liabilities	932,280	687,841

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares authorized: 10,960,788 and 10,871,400 issued and outstanding at March 31, 2008 and 2007, respectively	10,960	10,871
Capital in excess of par value	12,481,407	10,734,945
Accumulated deficit	(9,039,775)	(6,173,054)
Total stockholders' equity	3,452,592	4,572,762
Total Liabilities and Stockholders' Equity	$4,384,872	$5,260,603

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operation

Years Ended March 31,	2008	2007

Net sales	$5,569,593	$5,596,725

Cost of sales	3,344,034	2,969,002

Gross profit	2,225,559	2,627,723

Operating expenses:
General and administrative	2,456,192	1,407,996
Payroll expense	1,037,775	712,945
Consulting expense	961,349	1,339,515
Operating expenses	4,455,316	3,460,456
Operating (loss)	(2,229,757)	(832,733)
Other income (expense):
Other income	32,182	32,885
Interest expense (Note 6)	(4,367)	(6,791)
Other income (expense)	27,815	26,094
Loss before income taxes	(2,201,942)	(806,639)

Benefits from taxes (Note 10)	(425,300)	(139,000)

Net (loss)	$(1,776,642)	$(667,639)

Basic and diluted (loss) per share	$(0.16)	$(0.06)

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

Years Ended March 31, 2008 and 2007
	Common Stock		Capital in excess	Retained Earnings	Stockholders'
	Shares	Amount	of Par Value	(Deficit)	Equity

Balance, April 1, 2006	10,721,400	10,721	10,342,395	(5,398,019)	4,955,097

Issuance of common stock for services at $.94 per share	150,000	150	140,850	-	141,000
Purchase price of warrants	-	-	1,250	-	1,250
Value of warrants issued	-	-	143,054	-	143,054
Non-cash dividend issued to certain warrant holders	-	-	107,396	(107,396)	-
Net (loss) for the year ended March 3l, 2007	-	-	-	(667,639)	(667,639)
Balance March 31, 2007	10,871,400	$10,871	$10,734,945	$(6,173,054)	$4,572,762

Warrants exercised at $1.00 to $1.10 per share	89,388	89	90,799	-	90,888
Cash received on extension of warrants	-	-	155,536	-	155,536
Value of stock options and warrants issued	-	-	410,048	-	410,048

Non-cash dividend issued to certain warrant holders	-	-	1,090,079	(1,090,079)	-
Net (loss) for the year ended March 3l, 2008	-	-	-	(1,776,642)	(1,776,642)
Balance March 31, 2008	10,960,788	$10,960	$12,481,407	$(9,039,775)	$3,452,592

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows

Years Ended March 31,	2008	2007

Operating activities:
Net (loss)	$(1,776,642)	$(667,639)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Amortization and depreciation	50,334	41,410
Provision for doubtful accounts	15,000	40,000
Provision for inventory obsolescence	15,454	(61,380)
Non cash expense related to issuance of warrants and stock options	410,048	143,054
Stock issued for services	-	141,000
Change in deferred taxes	(425,300)	(100,497)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	796,149	(805,443)
(Increase) decrease in employee receivable	3,177	2,870
(Increase) decrease in inventory	159,159	518,390
(Increase) decrease in other assets	86,904	(147,591)
Increase (decrease) in accounts payable	345,234	(372,372)
Increase (decrease) in accrued liabilities	8,036	12,316
Increase (decrease) in customer deposits	(73,429)	88,160
Increase (decrease) in income taxes payable	269,140	348,430
Net cash (used in) operating activities	(116,736)	(819,292)
Investing activities:
Acquisition of office equipment and leasehold improvements	(19,014)	(51,838)
Trademarks, patents and infomercial	(11,612)	-
Net cash used in investing activities	(30,626)	(51,838)
Financing activities:
Proceeds from extension of warrants	155,536	-
Proceeds from exercise of warrants	90,888	-
Proceeds from issuance of warrant	-	1,250
Proceed from contracts payable	95,605	102,143
Payments on contracts payable	(99,375)	(52,173)
Payments on patent license financed	(31,633)	(29,210)
Net cash provided by financing activities	211,021	22,010
Net increase (decrease) in cash	63,659	(849,120)
Cash and cash equivalents, beginning of year	958,896	1,808,016
Cash and cash equivalents, end of year	$1,022,555	$958,896

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,367	$6,791
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$1,090,079	$107,396
Non-cash expense related to issuance of warrants and stock options	$410,048	$143,054
Stock issued for services	$-	$141,000

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2008 and 2007

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

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

Inventory

Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method. Indirect overhead costs are allocated to inventory.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

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

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $893,000 and $232,000 for the years ended March 31, 2008 and 2007.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the year ended March 31, 2008, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the year ended March 31, 2008 there were no returns that would suggest a liability needed to be recorded.

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

Recently Enacted Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning April 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning April 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning April 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement April 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

	March 31,
	2008	2007

Accounts receivable - trade	$870,492	$1,666,641
Allowance for doubtful accounts	(105,000)	(90,000)

Accounts receivable, net	$765,492	$1,576,641

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31,
	2008	2007

Raw materials	$824,807	$797,498
Finished products	295,615	401,895
Boxes, labels, tubes & bottles	139,965	220,153
	1,260,387	1,419,546
Reserve for obsolescence	(150,542)	(135,088)
	$1,109,845	$1,284,458

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2008	2007

Office equipment	$72,632	$66,456
Lease-hold improvements	139,191	126,353
	211,823	192,809

Less accumulated depreciation	99,633	67,353

	$112,190	$125,456

Depreciation expense for the year ended March 31, 2008 and 2007 was $32,280 and $23,956, respectively.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

NOTE 5 – OTHER ASSETS

The following is a summary of other assets included on the face of the balance sheet:

	March 31,
	2008	2007

Trademarks	$13,032	$13,032
Patent	172,965	161,353
Deferred tax asset	87,700	415,100
	273,697	589,485

Less accumulated amortization	55,542	37,487

	$218,155	$551,998

For the year ended March 31, 2008 and 2007 amortization expense was $18,054 and $17,454, respectively. The estimated future amortization expense related to intangible assets as of March 31, 2008 is as follows:

Year Ended March 31.	Amount

2009	19,858
2010	19,858
2011	19,858
2012	19,757
2013 and thereafter	51,124

NOTE 6 –  LICENSE AND ROYALTY PAYABLE

In May, 2005, we entered into an agreement with EHP Products, Inc. acquiring a non-exclusive world-wide license to make, use and sell products relating to Cetyl Myristoleate covered under U.S. Patent No. 5,569,676. The agreement provides for payments of $3,000 per month from May, 2005 through April, 2009, at which time EHP Products, Inc. has agreed to convey ownership in the product to us.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

As of March 31, 2008 the following obligations were outstanding related to this license:

	As of March 31,
	2008	2007

Patent License and Royalty Payable	$37,239	$68,872

Less current portion	34,259	31,633

Long term license payable	$2,980	$37,239

NOTE 7 – LEASES OBLIGATIONS

Operating Lease

We entered into a seven-year building lease for our office commencing in January 2006 and expiring in December 2012. In addition we entered into a three-year lease for warehouse space commencing in September 2006 and expiring in August 2009. Lease expense for the years ended March 31, 2008 and 2007 amounted to $165,207 and $160,902, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending March 31,

2009	$184,491
2010	158,993
2011	143,206
2012	148,218
2013	114,056
Thereafter	-

Total minimum lease payments	$748,964

NOTE 8 – COMMITMENTS AND CONTINGINCIES

Contingencies

We are involved in litigation from time to time in the normal course of business.

Management believes there are no such claims, which would have a material effect on our financial position.

Other agreements

We routinely enter into contracts and agreements with suppliers, manufacturers, consultants, product marketing, and sales representatives in the normal course of doing business. These agreements can be either short or long term and are normally limited to specific products and marketing opportunities. We are committed to purchase a minimum of $1,680,000 each year through 2012 of the major ingredient in our current products. However, we have in the past entered into waivers, which have eliminated a portion of the purchase commitment.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

NOTE 9 – CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2008.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2008, the Company had 10,960,788 shares of common stock issued and outstanding.

During the year ended March 31, 2008, we issued 89,388 shares of common stock for proceeds of $90,888. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $1.10 per share.

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

Stock Bonus Plan

During the year ended March 31, 2000, our board of directors adopted a stock bonus plan. The plan provides for the granting of awards of up to 724,500 shares of common stock to officers, directors, consultants and employees. Awards under the plan will be granted as determined by the board of directors. As of March 31, 2008, 499,500 shares have been granted under the plan.

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2008 and 2007, and changes during the years then ended is presented below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2006	4,107,100	1.26

Granted	250,000	1.00	$0.57
Outstanding, March 31, 2007	4,357,100	$1.26

Granted	175,000	1.30	$0.80
Exercised	(89,388)	1.02
Cancelled/ Expired	(539,755)	1.59
Outstanding, March 31, 2008	3,902,957	$1.18

Exercisable, March 31, 2007	4,357,100	$1.26
Exercisable, March 31, 2008	3,902,957	$1.18

During the year ended March 31, 2008, we issued warrants to three individuals for services valued at $140,588 which we expensed to general and administrative expenses. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2008: dividend yield of zero percent; expected volatility of 71%, risk-free interest rates of 4.55%; and expected lives of 5 years.

During the year ended March 31, 2007, we issued warrants to one individual for services valued at $143,054 which we are amortizing to general and administrative expenses over 24 months. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2007: dividend yield of zero percent; expected volatility of 71%, risk-free interest rates of 4.83%; and expected lives of 5 years.

During the year ended March 31, 2008, we offered warrant holders with warrants scheduled to expire on October 23, 2007, the right to extend their warrants for three additional years in exchange for a warrant extension fee of $0.05 per warrant share, such amount to be reduced from the existing exercise price, and a right for us to call the warrants should our common stock trade at a 20% premium to the revised exercise price for 10 business days. As a result of this offer, 53 warrants with exercise prices ranging from $0.75 to $2.00 totaling 3,110,710 warrant shares were extended until October 23, 2010 at an accumulated fee of $155,536. We determined that the offering was a modification of warrants which were originally issued as part of equity transactions. We calculated the incremental fair value of the modified warrants by using the Black Sholes pricing model and recorded a non-cash dividend of $1,090,079 for the year ended March 31, 2008.  We estimated the fair value of the non-cash dividends declared during the year ended March 31, 2008 by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 55%; risk free interest rate of 3.09%; and expected lives of 3 years.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

During the year ended March 31, 2007, we extended the expiration date on warrants exercisable for up to 415,375 shares of common stock to October 23, 2007. These warrants were issued in 2000 and 2001 as part of an equity unit sale. By the terms of the warrants, we were to use our best efforts to maintain a registration statement under which the holders could resell the common shares on the exercise of the warrants. Since we failed to maintain a timely registration statement, we decided to extend the expiration date of the warrants. Due to this modification, we recorded non-cash dividends of $107,396 for the year ended March 31, 2007. We estimated the fair value of the non-cash dividends declared during the year ended March 31, 2007 by using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of zero percent; expected volatility of 70% to 72%; risk free interest rate of 4.56% to 4.87%; and expected lives of 13 to 18 months.

A summary of the status of the warrants granted under the various agreements at
March 31, 2008, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.65-0.95	1,068,210	2.56	$0.88	1,068,210	$0.88
$1.00-1.05	1,780,000	2.46	$1.04	1,780,000	$1.04
$1.20-1.70	522,250	2.76	$1.38	522,250	$1.38
$1.95	457,500	2.25	$1.95	457,500	$1.95
$2.33-3.45	74,997	2.17	$2.85	74,997	$2.85
	3,902,957	2.50	$1.18	3,902,957	$1.18

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

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

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted. During the years ended March 31, 2008 and 2007 there were options granted to purchase up to 350,000 and 0, respectively, shares of common stock and there were no options exercised.

A summary of the status of the options granted under the Company’s 2000 stock option plan and other agreements at March 31, 2008 and 2007, and changes during the years then ended is presented below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

	Options
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2006	1,129,000	$1.74
Granted	-	-	-
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2007	1,129,000	$1.74
Granted	350,000	$1.30	$0.80
Cancelled	(535,000)	$1.41
Exercised	-	-
Outstanding, March 31, 2008	944,000	$1.76

Exercisable, March 31, 2007	1,129,000	$1.74
Exercisable, March 31, 2008	769,000	$1.87

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2008, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$1.30	350,000	4.09	$1.30	175,000	$1.30
$1.95	249,000	2.25	$1.95	249,000	$1.95
$2.00	245,000	2.39	$2.00	245,000	$2.00
$2.35	100,000	2.47	$2.35	100,000	$2.35
	944,000	2.99	$1.76	769,000	$1.87

NOTE 10 – INCOME TAXES

At March 31, 2008 and 2007, the total of all deferred tax assets was approximately $950,197 and $524,897, respectively. There are no deferred tax liabilities for either year.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31,
	2008	2007

Excess of financial accounting over tax depreciation	$21,700	$17,100
State income tax benefits	211,597	12,497
Net operating loss carryforward	541,400	-
Allowance for obsolete inventory	60,000	53,800
Allowance for bad debts	41,800	35,800
Valuation of stock options and warrants	66,000	398,000
Vacation accrual	7,700	7,700
Net deferred tax asset	$950,197	$524,897

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the year ended:

March 31,	2008	2007

Federal income tax expense computed at the Federal statutory rate	$(748,700)	$(274,300)
State income tax expense net of Federal benefit	(153,100)	(46,300)
Other- permanent differences	476,500	4,500
Other	-	177,100

Income tax expense (benefit)	$(425,300)	$(139,000)

The components of federal income tax (benefit) expense from continuing operations consisted of the following for the year ended:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

	March 31,
	2008	2007

Current income tax expense:
Federal	$-	$(97,300)
State	-	-

Net current tax expense	$-	$(97,300)

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over tax depreciation	$(4,500)	$(11,200)
State income tax benefits	(199,200)	35,100
Valuation of stock options and warrants	332,000	(73,700)
Net operating loss	(541,400)	-
Allowance for obsolete inventory	(6,200)	24,400
Vacation accrual	-	(400)
Allowance for bad debts	(6,000)	(15,900)

Net deferred tax expense (benefit)	$(425,300)	$(41,700)

	$(425,300)	$(139,000)

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

At March 31, 2008, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $1,592,000 and $2,394,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forward will begin to expire in the year ending March 31, 2028 and the state net operating loss carry forward will begin to expire in the year ending March 31, 2016.

We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry forward periods available to us for tax reporting purposes, and other relevant factors.

At March 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely that its deferred tax assets would be realized and has not recorded a valuation allowance associated with its deferred tax assets.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48).  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of March 31, 2008.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 – 2006
California	2004 – 2006

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 11 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

	For the Year Ended
	March 31,
	2008	2007

Income (loss) available to common shareholders (Numerator)	$(1,776,642)	$(667,639)

Weighted average number of common shares outstanding used in basic income per share during the period (Denominator)	10,936,657	10,745,647

Weighted average number of common shares outstanding used in diluted income per share during the period (Denominator)	10,936,657	10,745,647

At March 31, 2008, we had options to purchase 944,000 shares of common stock at prices ranging from $1.30 to $2.35 per share and warrants to purchase 3,902,957 shares of common stock at prices ranging from $0.88 to $2.85 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to a loss being recognized for the year then ended.

At March 31, 2007, we had options to purchase 1,129,000 shares of common stock at prices ranging from $0.86 to $2.00 per share and warrants to purchase 4,387,100 shares of common stock at prices ranging from $0.70 to $3.45 per share that were not included in the computation of earnings per share because their effects are anti-dilutive due to a loss being recognized for the year then ended.

NOTE 12 – CONCENTRATIONS

Sales

During the year ended March 31, 2008, we had two significant customers which accounted for 29%, and 16% of sales.

During the year ended March 31, 2007, we had two significant customers which accounted for 23% and 15% of sales.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2008 and 2007

During the year ended March 31, 2008, we had one significant vendor who accounted for 29% of cost of sales.

During the year ended March 31, 2007, we had one significant vendor which accounted for 12% of cost of sales.

Accounts Receivable

At March 31, 2008, we had two customers which accounted for 16% and 12% of our accounts receivable balances.

At March 31, 2007, we had two customers which accounted for 47% and 16% of our accounts receivable balances.

NOTE 13 – SUBSEQUENT EVENT

In May 2008, we received $2,100,000 ($1,750,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark. In addition, we entered into a supply agreement with the same company whereby we will provide Celadrin for use in their products.

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 25, 2008
William P. Spencer	President and Director

/s/ DEBRA L. SPENCER	Secretary, Treasurer, and Director	June 25, 2008
Debra L. Spencer

/s/ BARRY S. KING	Director	June 25, 2008
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	June 25, 2008
Jeffrey McGonegal

/s/ ROBERT BURG	Director	June 25, 2008
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 25, 2008
Lowell W. Giffhorn	Accounting Officer)