Form 10-Q
period 2008-06-30
IMAGENETIX INC /NV/
filed 2008-08-13
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2008

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 033-24138-D

IMAGENETIX, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-0463772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Rancho Bernardo Road, Suite 105
San Diego, California 92127
(Address of principal executive offices)

Registrant’s telephone number (including area code) (858) 674-8455

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	10,960,788
(Class)	Outstanding at August 13, 2008

Imagenetix, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	19

SIGNATURES

*   No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,065,256	$1,022,555
Accounts receivable, net	1,249,603	765,492
Inventories, net	1,246,851	1,109,845
Prepaid expenses and other current assets	170,121	252,138
Deferred tax asset	390,097	862,497
Total current assets	5,121,928	4,012,527

Property and equipment, net	104,652	112,190
Long-term prepaid expenses	39,000	42,000
Other assets	231,705	218,155
Total Assets	$5,497,285	$4,384,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$974,378	$713,324
Accrued liabilities	91,878	72,301
Customer deposits	262,666	63,216
Contract payable	23,100	46,200
Short term license payable	28,929	34,259
Total current liabilities	1,380,951	929,300
Long term license payable	-	2,980
Total Liabilities	1,380,951	932,280

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 10,960,788 issued and outstanding at
June 30 and March 31, 2008	10,960	10,960
Capital in excess of par value	12,558,073	12,481,407
Accumulated deficit	(8,452,699)	(9,039,775)
Total stockholders' equity	4,116,334	3,452,592
Total Liabilities and Stockholders' Equity	$5,497,285	$4,384,872
See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2008	2007

Net sales	$1,394,358	$1,126,991

Cost of sales	819,711	536,604

Gross profit	574,647	590,387

Operating expenses:
General and administrative	605,472	646,509
Payroll expense	372,190	356,497
Consulting expense	345,761	251,524
Operating expenses	1,323,423	1,254,530
Operating income (loss)	(748,776)	(664,143)
Other income (expense):
Other income	7,742	6,944
Settlement income	1,785,000	-
Interest expense	(690)	(1,327)
Other income	1,792,052	5,617
Income (loss) before income taxes	1,043,276	(658,526)

Income tax expense (benefit)	456,200	(223,000)

Income (loss)	$587,076	$(435,526)

Basic income (loss) per share	$0.05	$(0.04)

Diluted income (loss) per share	$0.05	$(0.04)

Basic weighted average common shares outstanding	10,960,788	10,871,400

Diluted weighted average common shares outstanding	11,021,173	10,871,400

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Net income (loss)	$587,076	$(435,526)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Amortization and depreciation	10,188	12,176
Provision for doubtful accounts	-	15,000
Provision for inventory obsolescence	(12,003)	22,105
Non cash expense related to issuance of warrants
and granting of stock options	76,666	304,607
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(484,111)	656,053
(Increase) decrease in employee receivable	845	764
(Increase) decrease in inventories	(125,003)	(152,389)
(Increase) decrease in other assets	84,171	(11,434)
(Increase) decrease in deferred taxes	456,200	(223,000)
Increase (decrease) in accounts payable	261,055	57,410
Increase (decrease) in accrued liabilities	19,577	11,319
Increase (decrease) in customer deposits	199,450	375,000
Net cash provided by operating activities	1,074,111	632,085
Investing activities:
Purchases of property and equipment	-	(12,840)
Net cash used in investing activities	-	(12,840)
Financing activities:
Payments on contracts payable	(23,100)	(24,985)
Payments on patent license financed	(8,310)	(7,673)
Net cash used in financing activities	(31,410)	(32,658)
Net increase in cash and cash equivalents	1,042,701	586,587
Cash and cash equivalents, beginning of period	1,022,555	958,896
Cash and cash equivalents, end of period	$2,065,256	$1,545,483

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$690	$1,327
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-KSB for the year ended March 31, 2008.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period is not necessarily indicative of the results that may be expected for the year.

Earnings Per Share

We follow Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Under SFAS No. 128, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 6 for discussion of commitments to issue additional shares of common stock and warrants.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of April 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	June 30, 2008	March 31, 2008

Accounts receivable - trade	$1,354,603	$870,492
Allowance for doubtful accounts	(105,000)	(105,000)

Accounts receivable, net	$1,249,603	$765,492

At June 30, 2008, we had two customers which accounted for 46% and 19% of our accounts receivable balances. At March 31, 2008, we had two customers which accounted for 16% and 12% of our accounts receivable balances.

For the three months ended June 30, 2008, we had two significant customers which accounted for 48%, and 26% of sales. For the three months ended June 30, 2007, we had three significant customers which accounted for 28%, 11% and 11% of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.  INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2008	2008

Raw materials	$940,746	$824,807
Finished products	236,242	295,615
Boxes, labels, tubes & bottles	208,402	139,965
	1,385,390	1,260,387
Reserve for obsolescence	(138,539)	(150,542)
	$1,246,851	$1,109,845

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	June 30,	March 31,
	2008	2008

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	103,900	87,700
	289,897	273,697

Less accumulated amortization	58,192	55,542

	$231,705	$218,155

6. EQUITY TRANSACTIONS

We recorded non-cash compensation expense for stock options and warrants issued to employees and consultants of $76,666 for the three months ended June 30, 2008 and $164,019 for the three months ended June 30, 2007. Also, we recorded non-cash general and administrative expense for warrants granted to individuals of $140,588 for the three months ended June 30, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

	Three months ended June 30,
	2008	2007

Expected term of options and warrants	5 years	5 years
Expected volatility	61%	71%
Expected dividends	None	None
Risk-free interest rate	3.36 to 3.54%	4.55%
Forfeitures	0%	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Three Months Ended
	June 30, 2008
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	944,000	$1.00
Granted	305,000	0.65
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,249,000	0.92

Exercisable at end of the the period	1,096,500	$0.95

Weighted average fair value of options granted during the period	305,000	$0.36

As of June 30, 2008, the unamortized portion of stock compensation expense on all existing stock options was $54,562.

A summary of warrants outstanding follows:

	For the Three Months Ended
	June 30, 2008
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,902,957	$1.18
Granted	25,000	1.20
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	3,927,957	1.18

Exercisable at end of the the period	3,927,957	$1.18

Weighted average fair value of warrants granted during the period	25,000	$0.42

7. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three months ended June 30, 2008.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Included in the balance at April 1, 2007, were no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2008.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the three months ended June 30, 2008, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the three months ended June 30, 2008, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended
			Increase
	6/30/08	6/30/07	(Decrease)%

Statements of Operations:
Net sales	$1,394,358	$1,126,991	$267,367	23.7%
Cost of goods sold	819,711	536,604	283,107	52.8%
% of net sales	59%	48%	11%	23.5%
Gross profit	574,647	590,387	(15,740)	-2.7%
% of net sales	41%	52%	-11%	-21.3%
Operating expenses
General and administrative	605,472	646,509	(41,037)	-6.3%
Payroll expense	372,190	356,497	15,693	4.4%
Consulting expense	345,761	251,524	94,237	37.5%
Total operating expenses	1,323,423	1,254,530	68,893	5.5%
Interest expense	(690)	(1,327)	(637)	-48.0%
Settlement income	1,785,000	-	1,785,000	NM
Other income	7,742	6,944	798	11.5%
Provision for (benefit from) taxes	456,200	(223,000)	(679,200)	NM
Net income (loss)	587,076	(435,526)	1,022,602	NM
Net income (loss) per share basic	0.05	(0.04)	0.09	NM

Net Sales

Net sales for the quarter ended June 30, 2008 increased $267,367, a 23.7% increase, to $1,394,358 compared to $1,126,991 for the quarter ended June 30, 2007. The primary reason for the sales increase was attributed to increased sales to a distributor of our raw material. Sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, continued to increase but was offset by product rebates and giveaways in support of marketing InflameAway through retail distribution channels. In addition, sales of our weight loss product increased during the first fiscal quarter. We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 48% for the quarter ended June 30, 2007 to 59% for the quarter ended June 30, 2008. This increase was primarily due to the rebate and giveaway marketing strategy discussed above which resulted in InflameAway product being provided at no cost to the eventual customer. Rebate and giveaway programs are customary in the mass market distribution channel. We anticipate levels of promotional activities used to launch the awareness of InflameAway will be reduced in the future.

General and Administrative

General and administrative expenses decreased by $41,037, a 6.3% decrease, to $605,472 for the quarter ended June 30, 2008 from $646,509 for the quarter ended June 30, 2007. The primary reasons for the decrease were an approximate $73,000 decrease in advertising expenses related to the launch of InflameAway offset by an increase in expenses related to clinical research studies and travel expenses. We anticipate continued increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $372,190 for the quarter ended June 30, 2008, an increase of 4.4% or $15,693, compared to $356,497 for the quarter ended June 30, 2007. This increase was a result of normal salary increases.

Consulting Expenses

Consulting expenses increased to $345,761 for the quarter ended June 30, 2008, an increase of 37.5% or $94,237 compared to $251,524 for the quarter ended June 30, 2007. This increase was a result of increased litigation expenses related to the settlement of a potential trademark infringement case coupled with increased audit fees related to requirements to include management’s assessment of internal controls in financial statements. We anticipate consulting fees to decrease since litigation has been successfully concluded.

Settlement Income

During the quarter ended June 30, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark. In addition, we entered into a supply agreement with the same company whereby we will provide Celadrin for use in their products.

Provision for Income Taxes

As a result of income for the quarter ended June 30, 2008, an income tax expense of $456,200 was recognized during the current quarter compared to $223,000 of income tax benefit being recognized during the quarter ended June 30, 2007.

Capital Resources

Working Capital
			Increase
	6/30/08	3/31/08	(Decrease)

Current assets	$5,121,928	$4,012,527	$1,109,401
Current liabilities	1,380,951	929,300	451,651
Working capital	$3,740,977	$3,083,227	$657,750

Long-term debt	$-	$2,980	$(2,980)

Stockholders' equity	$4,116,334	$3,452,592	$663,742

Statements of Cash Flows Select Information

	Thre e Months Ended		Increase
	6/30/08	6/30/07	(Decrease)
Net cash provided by (used in):
Operating activities	$1,074,111	$632,085	$442,026
Investing activities	$-	$(12,840)	$12,840
Financing activities	$(31,410)	$(32,658)	$1,248

Balance Sheet Select Information

			Increase
	6/30/08	3/31/08	(Decrease)

Cash and cash equivalients	$2,065,256	$1,022,555	$1,042,701

Accounts receivable, net	$1,249,603	$765,492	$484,111

Inventories, net	$1,246,851	$1,109,845	$137,006

Accounts payable and accrued expenses	$1,089,388	$785,625	$303,763

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2008, we had cash holdings of $2,065,256, an increase of $1,042,701 compared to March 31, 2008. Our net working capital position at June 30, 2008, was $3,740,977 compared to $3,083,227 as of March 31, 2008. We have initiated a direct mass market strategy with our own product, Inflame Away. Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our two largest customers accounted for 29% and 16% of our net sales for the year ended March 31, 2008 and 48% and 26% of our net sales for the three months ended June 30, 2008. The loss of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 10,960,788 common shares outstanding which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,176,957 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance in the Company’s financial reporting.

Remediation of Certain Weaknesses and Changes in Internal Controls

As discussed in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008, filed with the SEC on June 25, 2008, during the financial reporting process for the fiscal year end March 31, 2008, the following weaknesses in the Company’s internal control over financial reporting were identified:

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

To address the material weakness, during the quarter ended June 30, 2008, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. We continue to implement a plan whereby during fiscal year 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended June 30, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

IMAGENETIX, INC.
a Nevada corporation

Date: August 13, 2008	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)