Form 10-Q
period 2008-09-30
IMAGENETIX INC /NV/
filed 2008-11-12
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2008

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,010,788
(Class)	Outstanding at November 12, 2008

Imagenetix, Inc.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	21

SIGNATURES

*          No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,108,704	$1,022,555
Accounts receivable, net	1,125,864	765,492
Inventories, net	1,566,364	1,109,845
Prepaid expenses and other current assets	191,103	252,138
Deferred tax asset	333,397	862,497
Total current assets	5,325,432	4,012,527

Property and equipment, net	132,092	112,190
Long-term prepaid expenses	36,000	42,000
Other assets	243,956	218,155
Total Assets	$5,737,480	$4,384,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,183,811	$713,324
Accrued liabilities	81,595	72,301
Customer deposits	69,916	63,216
Contract payable	-	46,200
Short term license payable	20,451	34,259
Total current liabilities	1,355,773	929,300
Long term license payable	-	2,980
Total Liabilities	1,355,773	932,280

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,010,788 and 10,960,788 issued and outstanding at September 30, 2008 and March 31, 2008	11,010	10,960
Capital in excess of par value	12,624,655	12,481,407
Accumulated deficit	(8,253,958)	(9,039,775)
Total stockholders' equity	4,381,707	3,452,592
Total Liabilities and Stockholders' Equity	$5,737,480	$4,384,872

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net sales	$2,656,378	$1,828,811	$4,050,736	$2,955,802

Cost of sales	1,541,221	1,083,256	2,360,932	1,619,860

Gross profit	1,115,157	745,555	1,689,804	1,335,942

Operating expenses:
General and administrative	419,931	686,854	1,025,404	1,333,363
Payroll expense	220,755	215,836	592,945	572,333
Consulting expense	243,153	227,829	588,914	479,353
Operating expenses	883,839	1,130,519	2,207,263	2,385,049
Operating income (loss)	231,318	(384,964)	(517,459)	(1,049,107)
Other income (expense):
Other income	9,746	14,842	17,488	21,786
Settlement income	-	-	1,785,000	-
Interest expense	(523)	(1,172)	(1,212)	(2,499)
Other income	9,223	13,670	1,801,276	19,287
Income (loss) before income taxes	240,541	(371,294)	1,283,817	(1,029,820)

Income tax expense	41,800	259,400	498,000	36,400

Income (loss)	$198,741	$(630,694)	$785,817	$(1,066,220)

Basic income (loss) per share	$0.02	$(0.06)	$0.07	$(0.10)

Diluted income (loss) per share	$0.02	$(0.06)	$0.07	$(0.10)

Basic weighted average common shares outstanding	10,983,614	10,953,283	10,972,263	10,912,565

Diluted weighted average common shares outstanding	11,012,379	10,953,283	11,006,768	10,912,565

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$785,817	$(1,066,220)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	20,376	24,352
Provision for doubtful accounts	-	15,000
Provision for inventory obsolescence	23,498	122,105
Non cash expense related to issuance of warrants
and granting of stock options	118,298	339,754
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(360,372)	420,252
(Increase) decrease in employee receivable	2,409	1,548
(Increase) decrease in inventories	(480,017)	(210,189)
(Increase) decrease in other assets	89,625	141,708
(Increase) decrease in deferred taxes	498,000	36,400
Increase (decrease) in accounts payable	470,487	447,944
Increase (decrease) in accrued liabilities	9,294	3,972
Increase (decrease) in customer deposits	6,700	(97,770)
Increase (decrease) in income taxes payable	-	21,366
Net cash provided by operating activities	1,184,115	200,222
Investing activities:
Purchases of property and equipment	(40,246)	(19,015)
Proceeds from disposal of property and equipment	5,268	-
Net cash used in investing activities	(34,978)	(19,015)
Financing activities:
Proceeds from exercise of warrants	-	90,742
Payments on contracts payable	(46,200)	(49,970)
Payments on patent license financed	(16,788)	(15,501)
Net cash (used in) provided by financing activities	(62,988)	25,271
Net increase in cash and cash equivalents	1,086,149	206,478
Cash and cash equivalents, beginning of period	1,022,555	958,896
Cash and cash equivalents, end of period	$2,108,704	$1,165,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$690	$2,499
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Common stock issued for services	$25,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Stock Based Compensation

We account for stock based compensation under the provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	March 31,
	2008	2008

Accounts receivable - trade	$1,230,090	$870,492
Allowance for doubtful accounts	(104,226)	(105,000)

Accounts receivable, net	$1,125,864	$765,492

At September 30, 2008, we had three customers which accounted for 26%, 24% and 13% of our accounts receivable balances. At March 31, 2008, we had two customers which accounted for 16% and 12% of our accounts receivable balances.

For the six months ended September 30, 2008, we had three significant customers which accounted for 22%, 21% and 17% of sales. For the six months ended September 30, 2007, we had four significant customers which accounted for 24%, 18%, 15% and 10% of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.  INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2008	2008

Raw materials	$1,273,120	$824,807
Finished products	273,501	295,615
Boxes, labels, tubes & bottles	193,783	139,965
	1,740,404	1,260,387
Reserve for obsolescence	(174,040)	(150,542)
	$1,566,364	$1,109,845

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	September 30,	March 31,
	2008	2008

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	118,800	87,700
	304,797	273,697

Less accumulated amortization	60,841	55,542

	$243,956	$218,155

6. EQUITY TRANSACTIONS

During the current quarter, we recorded $25,000 as non-cash general and administrative expenses as a result of issuing 50,000 restricted shares of common stock to an individual who had met certain sales levels under a marketing and sales agreement.

We recorded non-cash compensation expense for stock options and warrants issued to employees and consultants of $13,641 and $79,920 for the three and six months ended September 30, 2008 and $35,147 and $199,166 for the three and six months ended September 30, 2007. Also, we recorded non-cash general and administrative expense for warrants granted to individuals of $27,991 and $38,378 for the three and six months ended September 30, 2008 and none and $140,588 for the three and six months ended September 30, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Expected term of options and warrants	5 years	5 years	5 years	5 years
Expected volatility	56%	56%	61%	71%
Expeceted dividends	None	None	None	None
Risk-free interest rate	3.12% to 3.33%	4.55%	3.12% to 3.54%	4.55%
Forteitures	0%	0%	0%	0%

A summary of the options outstanding follows:

	For the Six Months Ended
	September 30, 2008
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	944,000	$1.00
Granted	305,000	0.65
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,249,000	0.92

Exercisable at end of the the period	1,096,500	$0.95

Weighted average fair value of options
granted during the period	305,000	$0.36

As of September 30, 2008, the unamortized portion of stock compensation expense on all existing stock options was $40,921.

A summary of warrants outstanding follows:

	For the Six Months Ended
	September 30, 2008
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,902,957	$1.18
Granted	175,000	1.04
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,077,957	1.17

Exercisable at end of the the period	4,077,957	$1.17

Weighted average fair value of warrants
granted during the period	175,000	$0.22

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the three and six months ended September 30, 2008.

Included in the balance at September 30, 2008, were no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8. LITIGATION SETTLEMENT

In May 2008, we received $2,100,000 ($1,750,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark. In addition, we entered into a supply agreement with the same company whereby we provide Celadrin for use in their products.

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

2. Inventories
Inventories are carried at the lower of cost or market. Cost is determined by the first-in first-out method. At each period end, management adjusts the inventory allowance based on estimates. These estimates take into account spoilage, yields, obsolescence and overstocked inventory amounts.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it. We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary. For the three and six months ended September 30, 2008, there were no returns that would indicate a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable. For the three and six months ended September 30, 2008, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended
			Increase
	9/30/08	9/30/07	(Decrease)%

Statements of Operations:
Net sales	$2,656,378	$1,828,811	$827,567	45.3%
Cost of goods sold	1,541,221	1,083,256	457,965	42.3%
% of net sales	58.0%	59.2%	-1.2%	-2.0%
Gross profit	1,115,157	745,555	369,602	49.6%
% of net sales	42.0%	40.8%	1.2%	3.0%
Operating expenses
General and administrative	419,931	686,854	(266,923)	-38.9%
Payroll expense	220,755	215,836	4,919	2.3%
Consulting expense	243,153	227,829	15,324	6.7%
Total operating expenses	883,839	1,130,519	(246,680)	-21.8%
Interest expense	(523)	(1,172)	(649)	-55.4%
Other income	9,746	14,842	(5,096)	-34.3%
Provision for taxes	41,800	259,400	217,600	NM
Net income (loss)	198,741	(630,694)	829,435	NM
Net income (loss) per share basic	0.02	(0.06)	0.08	NM
Net income (loss) per share diluted	0.02	(0.06)	0.08	NM

Net Sales

Net sales for the quarter ended September 30, 2008 increased $827,567, a 45.3% increase, to $2,656,378 compared to $1,828,811 for the quarter ended September 30, 2007. The primary reason for the sales increase was attributed to increased sales of our weight loss product. Sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, continued to increase but was offset by product rebates and giveaways in support of marketing InflameAway through retail distribution channels. We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at 58.0% for the quarter ended September 30, 2008 compared to 59.2% for the quarter ended September 30, 2007. A significant portion of cost of goods sold is related to the rebate and giveaway marketing strategy for the InflameAway product. Rebate and giveaway programs are customary in the mass market distribution channel. We anticipate levels of promotional activities used to launch the awareness of InflameAway will be reduced in the future resulting in lower cost of goods sold percentages.

General and Administrative

General and administrative expenses decreased by $266,923, a 38.9% decrease, to $419,931 for the quarter ended September 30, 2008 from $686,854 for the quarter ended September 30, 2007. The primary reasons for the decrease were an approximate $216,000 decrease in advertising expenses related to the launch of InflameAway coupled with a decrease in expenses related to clinical research studies and travel expenses. We anticipate increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense remained stable at $220,755 for the quarter ended September 30, 2008 compared to $215,836 for the quarter ended September 30, 2007. The increase was a result of normal salary increases.

Consulting Expenses

Consulting expenses increased to $243,153 for the quarter ended September 30, 2008, an increase of 6.7% or $15,324 compared to $227,829 for the quarter ended September 30, 2007. This increase was a result of increased litigation expenses from now settled litigation.

Provision for Income Taxes

As a result of income for the quarter ended September 30, 2008, an income tax expense of $41,800 was recognized during the current quarter compared to $259,400 of income tax expense being recognized during the quarter ended September 30, 2007. The recognition of income tax expense during the quarter ended September 30, 2007 was a result of eliminating certain tax timing differences related to stock options and warrants.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

	Six Months Ended
			Increase
	9/30/08	9/30/07	(Decrease)%

Statements of Operations:
Net sales	$4,050,736	$2,955,802	$1,094,934	37.0%
Cost of goods sold	2,360,932	1,619,860	741,072	45.7%
% of net sales	58.3%	54.8%	3.5%	6.4%
Gross profit	1,689,804	1,335,942	353,862	26.5%
% of net sales	41.7%	45.2%	-3.5%	-7.7%
Operating expenses
General and administrative	1,025,404	1,333,363	(307,959)	-23.1%
Payroll expense	592,945	572,333	20,612	3.6%
Consulting expense	588,914	479,353	109,561	22.9%
Total operating expenses	2,207,263	2,385,049	(177,786)	-7.5%
Interest expense	(1,212)	(2,499)	1,287	-51.5%
Settlement income	1,785,000	-	1,785,000	NM
Other income	17,488	21,786	(4,298)	-19.7%
Provision for taxes	498,000	36,400	461,600	1268.1%
Net income (loss)	785,817	(1,066,220)	1,852,037	NM
Net income (loss) per share basic	0.07	(0.10)	0.17	NM
Net income (loss) per share diluted	0.07	(0.10)	0.17	NM

Net Sales

Net sales for the six months ended September 30, 2008 increased $1,094,934, a 37.0% increase, to $4,050,736 compared to $2,955,802 for the six months ended September 30, 2007. The primary reason for the sales increase was attributed to the initial sales to MonaVie under a supply agreement coupled with an increase in our weight loss product. Sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, continued to increase but was offset by product rebates and giveaways in support of marketing InflameAway through retail distribution channels. We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 54.8% for the six months ended September 30, 2007 to 58.3% for the six months ended September 30, 2008. This increase was primarily due to the rebate and giveaway marketing strategy discussed above which resulted in InflameAway product being provided at no cost to the eventual customer. Rebate and giveaway programs are customary in the mass market distribution channel. We anticipate levels of promotional activities used to launch the awareness of InflameAway will be reduced in the future.

General and Administrative

General and administrative expenses decreased by $307,959, a 23.1% decrease, to $1,025,404 for the six months ended September 30, 2008 from $1,333,363 for the six months ended September 30, 2007. The primary reasons for the decrease were an approximate $289,000 decrease in advertising expenses related to the launch of InflameAway coupled with decreases in expenses related to clinical research studies and travel expenses. We anticipate increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $592,945 for the six months ended September 30, 2008, an increase of 3.6% or $20,612, compared to $572,333 for the six months ended September 30, 2007. This increase was a result of normal salary increases.

Consulting Expenses

Consulting expenses increased to $588,914 for the six months ended September 30, 2008, an increase of 22.9% or $109,561 compared to $479,353 for the six months ended September 30, 2007. This increase was a result of increased litigation expenses related to the settlement of a potential trademark infringement case coupled with increased audit fees related to requirements to include management’s assessment of internal controls in financial statements. We anticipate consulting fees to decrease since litigation has been successfully concluded.

Settlement Income

During the six months ended September 30, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark. In addition, we entered into a supply agreement with the same company whereby we provide Celadrin for use in their products.

Provision for Income Taxes

As a result of income for the six months ended September 30, 2008, an income tax expense of $498,000 was recognized during the current fiscal year compared to $36,400 of income tax expense being recognized during the six months ended September 30, 2007.

Capital Resources

Working Capital
			Increase
	9/30/08	3/31/08	(Decrease)

Current assets	$5,325,432	$4,012,527	$1,312,905
Current liabilities	1,355,773	929,300	426,473
Working capital	$3,969,659	$3,083,227	$886,432

Long-term debt	$-	$2,980	$(2,980)

Stockholders' equity	$4,381,707	$3,452,592	$929,115

Statements of Cash Flows Select Information

	Six Months Ended		Increase
	9/30/08	9/30/07	(Decrease)
Net cash provided by (used in):
Operating activities	$1,184,115	$200,222	$983,893
Investing activities	$(34,978)	$(19,015)	$(15,963)
Financing activities	$(62,988)	$25,271	$(88,259)

Balance Sheet Select Information

			Increase
	9/30/08	3/31/08	(Decrease)

Cash and cash equivalients	$2,108,704	$1,022,555	$1,086,149

Accounts receivable, net	$1,125,864	$765,492	$360,372

Inventories, net	$1,566,364	$1,109,845	$456,519

Accounts payable and accrued expenses	$1,265,406	$785,625	$479,781

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2008, we had cash holdings of $2,108,704, an increase of $1,086,149 compared to March 31, 2008. Our net working capital position at September 30, 2008, was $3,969,659 compared to $3,083,227 as of March 31, 2008. We have initiated a direct mass market strategy with our own product, Inflame Away. Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance in the Company’s financial reporting.

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

To address the material weakness, during the six months ended September 30, 2008, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. We continue to implement a plan whereby during fiscal year 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the three and six months ended September 30, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 29% and 16% of our net sales for the year ended March 31, 2008 and 22%, 21% and 17% of our net sales for the six months ended September 30, 2008. The loss of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,010,788 common shares outstanding of which 10,960,788 are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,326,957 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, we issued common stock and common stock purchase warrants as follows:

Common Stock

	Date Stock		Price per
Stockholder	Issued	Number of Shares	Share
Dennis Beecher	8/19/2008	50,000	$0.50	Services

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Frank Sajovic	7/14/2008	25,000	$0.65	7/14/2013
Chris Lahiji	7/1/2008	25,000	$0.65	7/1/2013
Joe Sutton	7/15/2008	100,000	$1.20	7/15/2013

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

There were no proceeds received from the issuance of the above securities.

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

IMAGENETIX, INC.
a Nevada corporation

Date: November 12, 2008	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)