Form 10-Q
period 2008-12-31
IMAGENETIX INC /NV/
filed 2009-02-11
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,010,788

(Class)	Outstanding at February 11, 2009

Imagenetix, Inc.
INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:	3

		Condensed Consolidated Balance Sheets as of December 31, 2008
		(unaudited) and March 31, 2008	3

		Condensed Consolidated Statements of Operations for the three
		and nine months ended December 31, 2008 and 2007 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the
		nine months ended December 31, 2008 and 2007 (unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial
		Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

	Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	*
	Item 1A.	Risk Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Submission of Matters to a Vote of Security Holders	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	22

SIGNATURES			22

	* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,704,625	$1,022,555
Accounts receivable, net	1,215,618	765,492
Inventories, net	1,475,224	1,109,845
Prepaid expenses and other current assets	151,516	252,138
Deferred tax asset	320,997	862,497
Total current assets	4,867,980	4,012,527

Property and equipment, net	125,715	112,190
Long-term prepaid expenses	33,000	42,000
Other assets	253,605	218,155
Total Assets	$5,280,300	$4,384,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$700,072	$713,324
Accrued liabilities	70,418	72,301
Customer deposits	3,250	63,216
Contract payable	92,219	46,200
Short term license payable	11,803	34,259
Total current liabilities	877,762	929,300
Long term license payable	-	2,980
Total liabilities	877,762	932,280

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 11,010,788 and 10,960,788 issued and outstanding at
December 31, 2008 and March 31, 2008	11,010	10,960
Capital in excess of par value	12,645,712	12,481,407
Accumulated deficit	(8,254,184)	(9,039,775)
Total stockholders' equity	4,402,538	3,452,592
Total Liabilities and Stockholders' Equity	$5,280,300	$4,384,872

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Net sales	$2,083,797	$1,032,048	$6,134,533	$3,987,850

Cost of sales	1,019,255	646,973	3,380,187	2,266,833

Gross profit	1,064,542	385,075	2,754,346	1,721,017

Operating expenses:
General and administrative	564,415	582,483	1,589,819	1,915,846
Payroll expense	249,375	239,533	842,320	811,866
Consulting expense	256,215	229,870	845,129	709,223
Operating expenses	1,070,005	1,051,886	3,277,268	3,436,935
Operating income (loss)	(5,463)	(666,811)	(522,922)	(1,715,918)
Other income (expense):
Other income	5,689	5,808	23,177	27,594
Settlement income	-	-	1,785,000	-
Interest expense	(352)	(1,014)	(1,564)	(3,513)
Other income	5,337	4,794	1,806,613	24,081
Income (loss) before income taxes	(126)	(662,017)	1,283,691	(1,691,837)

Income tax expense (benefit)	100	(267,300)	498,100	(230,900)

Income (loss)	$(226)	$(394,717)	$785,591	$(1,460,937)

Basic income (loss) per share	$(0.00)	$(0.04)	$0.07	$(0.13)

Diluted income (loss) per share	$(0.00)	$(0.04)	$0.07	$(0.13)

Basic weighted average common shares outstanding	11,010,788	10,953,283	10,985,058	10,912,565

Diluted weighted average common shares outstanding	11,010,788	10,953,283	11,009,212	10,912,565

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Operating activities:
Net income (loss)	$785,591	$(1,460,937)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Amortization and depreciation	32,622	37,041
Provision for doubtful accounts	(774)	30,000
Provision for inventory obsolescence	13,372	12,134
Non cash expense related to issuance of warrants
and granting of stock options	139,356	374,901
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(449,352)	530,262
(Increase) decrease in employee receivable	2,409	1,548
(Increase) decrease in inventories	(378,751)	(59,839)
(Increase) decrease in other assets	132,213	(38,527)
(Increase) decrease in deferred taxes	498,100	(230,900)
Increase (decrease) in accounts payable	(13,253)	224,157
Increase (decrease) in accrued liabilities	(1,883)	19,022
Increase (decrease) in customer deposits	(59,966)	(99,770)
Increase (decrease) in income taxes payable	-	77,283
Net cash provided by (used in) operating activities	699,684	(583,625)
Investing activities:
Purchases of property and equipment	(43,465)	(19,014)
Proceeds from disposal of property and equipment	5,268	-
Net cash used in investing activities	(38,197)	(19,014)
Financing activities:
Proceeds from exercise of warrants	-	90,888
Proceeds from extension of warrants	-	155,536
Proceeds from contracts payable	92,219	100,271
Payments on contracts payable	(46,200)	(80,941)
Payments on patent license financed	(25,436)	(23,486)
Net cash provided by financing activities	20,583	242,268
Net increase (decrease) in cash and cash equivalents	682,070	(360,371)
Cash and cash equivalents, beginning of period	1,022,555	958,896
Cash and cash equivalents, end of period	$1,704,625	$598,525

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,564	$3,513
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Common stock issued for services	$25,000	$-
Non-cash dividend issued to certain warrant holders	$-	$1,090,079

See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31,	March 31,
	2008	2008

Accounts receivable - trade	$1,319,844	$870,492
Allowance for doubtful accounts	(104,226)	(105,000)

Accounts receivable, net	$1,215,618	$765,492

At December 31, 2008, we had three customers which accounted for 24%, 23% and 18% of our accounts receivable balances. At March 31, 2008, we had two customers which accounted for 16% and 12% of our accounts receivable balances.

For the nine months ended December 31, 2008, we had three significant customers which accounted for 25%, 22% and 16% of sales.  For the nine months ended December 31, 2007, we had four significant customers which accounted for 24%, 16%, 13% and 11% of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.	INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2008	2008

Raw materials	$1,156,123	$824,807
Finished products	261,691	295,615
Boxes, labels, tubes & bottles	221,324	139,965
	1,639,138	1,260,387
Reserve for obsolescence	(163,914)	(150,542)
	$1,475,224	$1,109,845

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the balance sheet:

	December 31,	March 31,
	2008	2008

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	131,100	87,700
	317,097	273,697

Less accumulated amortization	63,492	55,542

	$253,605	$218,155

6.	EQUITY TRANSACTIONS

During the current fiscal year, we recorded $25,000 as non-cash general and administrative expenses as a result of issuing 50,000 restricted shares of common stock to an individual who had met certain sales levels under a marketing and sales agreement.

We recorded non-cash compensation expense for stock options and warrants issued to employees and consultants of $13,641 and $93,561 for the three and nine months ended December 31, 2008 and $35,147 and $234,313 for the three and nine months ended December 31, 2007.  Also, we recorded non-cash general and administrative expense for warrants granted to individuals of $7,417 and $45,795 for the three and nine months ended December 31, 2008 and none and $140,588 for the three and nine months ended December 31, 2007.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Expected term of options and warrants	5 years	3 years	5 years	3 years to 5 years
Expected volatility	61%	55%	56% to 61%	55% to 71%
Expeceted dividends	None	None	None	None
Risk-free interest rate	2.84%	3.09%	2.84% to 3.54%	3.09% to 4.55%
Forteitures	0%	0%	0%	0%

A summary of the options outstanding follows:

	For the Nine Months Ended
	December 31, 2008
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	944,000	$1.00
Granted	305,000	0.65
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,249,000	0.92

Exercisable at end of the the period	1,096,500	$0.95

Weighted average fair value of options
granted during the period	305,000	$0.36

As of December 31, 2008, the unamortized portion of stock compensation expense on all existing stock options was $27,280.

A summary of warrants outstanding follows:

	For the Nine Months Ended
	December 31, 2008
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,902,957	$1.18
Granted	255,000	0.97
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,157,957	1.17

Exercisable at end of the the period	4,107,957	$1.17

Weighted average fair value of warrants
granted during the period	255,000	$0.19

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and the state of California.  With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007.  As a result of the implementation of Interpretation 48, we did not recognize an increase in the liability for unrecognized tax benefits.  No unrecognized tax benefits are being reported for the three and nine months ended December 31, 2008.

Included in the balance at December 31, 2008, were no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8.	LITIGATION SETTLEMENT

In May 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark.  In addition, we entered into a supply agreement with the same company whereby we provide Celadrin for use in their products.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom  they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the three and nine months ended December 31, 2008, there were no returns that would indicate a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing nine months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three and nine months ended December 31, 2008, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Three Months Ended		Increase
	12/31/08	12/31/07	(Decrease)%

Statements of Operations:
Net sales	$2,084,000	$1,032,000	$1,052,000	101.9%
Cost of goods sold	1,019,000	647,000	372,000	57.5%
% of net sales	48.9%	62.7%	-13.8%	-22.0%
Gross profit	1,065,000	385,000	680,000	176.6%
% of net sales	51.1%	37.3%	13.8%	37.0%
Operating expenses
General and administrative	565,000	582,000	(17,000)	-2.9%
Payroll expense	249,000	240,000	9,000	3.8%
Consulting expense	256,000	230,000	26,000	11.3%
Total operating expenses	1,070,000	1,052,000	18,000	1.7%
Interest expense	-	(1,000)	(1,000)	NM
Other income	5,000	6,000	(1,000)	-16.7%
Provision for (benefit from) taxes	-	(267,000)	(267,000)	NM
Net income (loss)	-	(395,000)	395,000	NM
Net income (loss) per share basic	-	(0.04)	0.04	NM
Net income (loss) per share diluted	-	(0.04)	0.04	NM

Net Sales

Net sales for the quarter ended December 31, 2008 increased $1,052,000, a 101.9% increase, to $2,084,000 compared to $1,032,000 for the quarter ended December 31, 2007.  The primary reason for the sales increase was attributed to sales to MonaVie under a supply agreement coupled with an increase in sales of our weight loss product.  Sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, also contributed to the increase but was partially offset by product rebates and giveaways in support of marketing InflameAway through retail distribution channels.   We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 48.9% for the quarter ended December 31, 2008 compared to 62.7% for the quarter ended December 31, 2007.  The reduction in the cost of goods sold percentage is related  to a reduction in the costs related to the rebate and giveaway marketing strategy for the  InflameAway product from the costs incurred during the corresponding quarter of the previous fiscal year.  Rebate and giveaway programs are customary in the mass market distribution channel.  We anticipate levels of promotional activities used to launch the awareness of InflameAway will continue to be reduced in the future resulting in more stable cost of goods sold percentages.

General and Administrative

General and administrative expenses decreased by $17,000, a 2.9% decrease, to $565,000 for the quarter ended December 31, 2008 from $582,000 for the quarter ended December 31, 2007.  The primary reason for the decrease was a reduction in bad debt expense during the current fiscal quarter compared to the corresponding quarter of the previous fiscal year.  We anticipate increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense remained stable at $249,000 for the quarter ended December 31, 2008 compared to $240,000 for the quarter ended December 31, 2007.   The increase was a result of normal salary increases.

Consulting Expenses

Consulting expenses increased to $256,000 for the quarter ended December 31, 2008, an increase of 11.3% or $26,000 compared to $230,000 for the quarter ended December 31, 2007.  This increase was a result of increased support expenses related to upcoming expansion of  radio advertising for InflameAway.

Provision for Income Taxes

As a result of break-even profit for the quarter ended December 31, 2008, no income tax expense was recognized during the current quarter compared to an income tax benefit of $267,000 being recognized during the quarter ended December 31, 2007.

Nine months Ended December 31, 2008 Compared to Nine months Ended December 31, 2007

	Nine Months Ended		Increase
	12/31/08	12/31/07	(Decrease)%

Statements of Operations:
Net sales	$6,135,000	$3,988,000	$2,147,000	53.8%
Cost of goods sold	3,380,000	2,267,000	1,113,000	49.1%
% of net sales	55.1%	56.8%	-1.8%	-3.1%
Gross profit	2,755,000	1,721,000	1,034,000	60.1%
% of net sales	44.9%	43.2%	1.8%	4.1%
Operating expenses
General and administrative	1,590,000	1,916,000	(326,000)	-17.0%
Payroll expense	842,000	812,000	30,000	3.7%
Consulting expense	845,000	709,000	136,000	19.2%
Total operating expenses	3,277,000	3,437,000	(160,000)	-4.7%
Interest expense	(2,000)	(4,000)	2,000	-50.0%
Settlement income	1,785,000	-	1,785,000	NM
Other income	23,000	28,000	(5,000)	-17.9%
Provision for (benefit from) taxes	498,000	(231,000)	729,000	-315.6%
Net income (loss)	786,000	(1,461,000)	2,247,000	NM
Net income (loss) per share basic	0.07	0.13	0.17	NM
Net income (loss) per share diluted	0.07	0.13	0.17	NM

Net Sales

Net sales for the nine months ended December 31, 2008 increased $2,147,000, a 53.8% increase, to $6,135,000 compared to $3,988,000 for the nine months ended December 31, 2007.  The primary reason for the sales increase was attributed to the initial sales to MonaVie under a supply agreement coupled with an increase  in our weight loss product.  Sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, also contributed to the increase but was offset by product rebates and giveaways in support of marketing InflameAway through retail distribution channels.   We anticipate, the new marketing program coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 56.8% for the nine months ended December 31, 2007 to 55.1% for the nine months ended December 31, 2008.  This decrease was primarily due to a reduction in the costs related to the rebate and giveaway marketing strategy discussed above. We anticipate levels of promotional activities used to launch the awareness of InflameAway will be reduced in the future.

General and Administrative

General and administrative expenses decreased by $326,000, a 17.0% decrease, to $1,590,000 for the nine months  ended December 31, 2008 from $1,916,000 for the nine months ended December 31, 2007.  The primary reasons for the decrease were an approximate $268,000 decrease in advertising expenses related to the launch of InflameAway coupled with decreases in expenses related to clinical research studies and travel expenses.  We anticipate increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $842,000 for the nine months ended December 31, 2008, an increase of 3.7% or $30,000, compared to $812,000 for the nine months ended December 31, 2007.   This increase was a result of normal salary increases.

Consulting Expenses

Consulting expenses increased to $845,000 for the nine months ended December 31, 2008, an increase of 19.2% or $136,000 compared to $709,000 for the nine months ended December 31, 2007.  This increase was a result of increased litigation expenses related to the settlement of a potential trademark infringement case coupled with increased audit fees related to requirements to include management’s assessment of internal controls in financial statements.  We anticipate consulting fees to decrease since litigation has been successfully concluded.

Settlement Income

During the nine months ended December 31, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark.  In addition, we entered into a supply agreement with the same company whereby we provide Celadrin for use in their products.

Provision for Income Taxes

As a result of income for the nine months ended December 31, 2008, an income tax expense of $498,000 was recognized during the current fiscal year compared to $231,000 of income tax benefit being recognized during the nine months ended December 31, 2007.

Capital Resources

Working Capital
			Increase
	12/31/08	3/31/08	(Decrease)

Current assets	$4,867,980	$4,012,527	$855,453
Current liabilities	877,762	929,300	(51,538)
Working capital	$3,990,218	$3,083,227	$906,991

Long-term liability	$-	$2,980	$(2,980)

Stockholders' equity	$4,402,538	$3,452,592	$949,946

Statements of Cash Flows Select Information
	Nine Months Ended		Increase
	12/31/08	12/31/07	(Decrease)
Net cash provided by (used in):
Operating activities	$699,684	$(583,625)	$1,283,309
Investing activities	$(38,197)	$(19,014)	$(19,183)
Financing activities	$20,583	$242,268	$(221,685)

Balance Sheet Select Information
			Increase
	12/31/08	3/31/08	(Decrease)

Cash and cash equivalients	$1,704,625	$1,022,555	$682,070

Accounts receivable, net	$1,215,618	$765,492	$450,126

Inventories, net	$1,475,224	$1,109,845	$365,379

Accounts payable and accrued expenses	$770,490	$785,625	$(15,135)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2008, we had cash holdings of $1,704,625, an increase of $682,070 compared to March 31, 2008. Our net working capital position at December 31, 2008, was $3,990,218 compared to $3,083,227 as of March 31, 2008.  We have initiated a direct mass market strategy with our own product, Inflame Away.  Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance in the Company’s financial reporting.

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

To address the material weakness, during the nine months ended December 31, 2008, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  We continue to implement a plan whereby during fiscal year 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the three and nine months ended December 31, 2008, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 29% and 16% of our net sales for the year ended March 31, 2008 and 25%, 22% and 16% of our net sales for the nine months ended December 31, 2008.  The loss of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,010,788 common shares outstanding of which 10,960,788 are freely tradeable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 5,406,957 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, we issued common stock purchase warrants as follows:

Common Stock Purchase Warrants
Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Success Web	10/30/2008	80,000	$0.80	10/30/2013

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

IMAGENETIX, INC.
a Nevada corporation

Date: February 11, 2009	By	: /s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)