Form 10-K
period 2009-03-31
IMAGENETIX INC /NV/
filed 2009-06-17
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year end March 31, 2009

☐ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 033-24138-D

IMAGENETIX, INC.
(Exact name of registrant as specified in its charter)

NEVADA	87-043772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10845 Rancho Bernardo Road, Suite 105
San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (858) 674-8455

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐       No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,570,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.  11,010,788 issued and outstanding as of June 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Annual Report on Form 10-K
For the Year Ended March 31, 2009

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

Our largest customers accounted for 23%, 19% and 17% of our net sales for the year ended March 31, 2009 and 29% and 16% for the year ended March 31, 2008.

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

Industry Overview

The dietary supplement industry is highly diversified and intensely competitive. It includes companies that manufacture, distribute and sell products that are generally intended to supplement our daily diets with nutrients that may enhance the body's performance and well-being. Dietary supplements include vitamins, minerals, herbs, botanicals, amino acids and compounds. Specific statutory provisions governing the dietary supplement industry were codified in the Dietary Supplement Health and Education Act. This act provides statutory protections for dietary supplements and allows for statements that inform consumers of the effect dietary supplements have upon the structure or functions of the body.

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

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2009, approximately 74% of our revenue was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product and also as a branded ingredient to be used by our wholesale customers in their own product formulations.

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

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and as a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 7% of our sales and a weight loss product which represented approximately 19% of our sales for the year ended March 31, 2009.

We also are at the early stage of developing therapies for the treatment of inflammatory conditions, such as periodontal disease.  We have conducted in-vivo and in-vitro efficacy and safety studies on our drug compound for the treatment of gum disease including periodontitis.

Raw Materials and Manufacturing

We develop and formulate proprietary, natural based, nutritional supplements, over-the-counter topical creams and skin care products but do not manufacture any of these products. We currently purchase ingredients from suppliers for delivery to manufacturers chosen by us. We have had in the past agreements with our sole supplier of Celadrin® to purchase sufficient quantities of the compound to meet our anticipated needs. We believe our relationship with this supplier will continue although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

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

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31, 2009 and 2008 were as follows:

	2009	2008

Domestic sales	98.6%	88.2%

Foreign sales:
India	1.2	0.9
United Kingdom	0.4	-
Canada	(0.2)	10.4
Australia	-	0.5
Total foreign sales	1.4	11.8

Total sales	100.0%	100.0%

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

The Federal Trade Commission, which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the commission requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject to enforcement action for the advertising of our products, there can be no assurance that this agency will not question our advertising or other operations in the future.

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

Employees

At March 31, 2009, we had eight full-time employees and six part-time consultants, including our executive officers.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 66% of our products and which represented approximately 74% of our sales for the year ended March 31, 2009. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 23%, 19% and 17% of our net sales for the year ended March 31, 2009 and 29% and 16% for the year ended March 31, 2008.  The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,010,788 common shares outstanding which are freely tradeable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 5,326,957 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None

ITEM 2.     PROPERTIES.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California.  We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from a current level of $11,430 increasing annually to $12,673 for the seventh year.  The average monthly rent for the seven-year period is $11,212.  In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a three-year lease ending August 31, 2009 for a monthly rent of $3,889.  This space is intended to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

We are not aware of any legal proceedings, pending or threatened, to which we are a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2009 and 2008:

	Closing Price
	High	Low

Fiscal Year Ended March 31, 2009
First Quarter	$1.00	$0.60
Second Quarter	$0.83	$0.35
Third Quarter	$0.60	$0.25
Fourth Quarter	$0.50	$0.16

Fiscal Year Ended March 31, 2008
First Quarter	$1.49	$0.90
Second Quarter	$1.42	$0.94
Third Quarter	$1.22	$0.77
Fourth Quarter	$1.05	$0.54

 We had approximately 300 shareholders of record as of June 17, 2009. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

None

ITEM 6.     SELECTED FINANCIAL DATA.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

5.   Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 17 years for trademarks.   The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

6.  Stock Based Compensation

We adopted SFAS No.123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

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

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $261,000 and $893,000 for the years ended March 31, 2009 and 2008.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom  they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the year ended March 31, 2009, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the year ended March 31, 2009 there were no returns that would suggest a liability needed to be recorded.

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

8.   Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.  We have adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48).  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Selected Financial Information

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

	Year Ended
			Increase
	3/31/09	3/31/08	(Decrease)%

Statements of Operations
Net sales	$7,460,872	$5,569,593	$1,891,279	34.0%
Cost of goods sold	4,003,303	3,344,034	659,269	19.7%
% of net sales	53.66%	60.04%	-6%	-10.6%
Gross profit	3,457,569	2,225,559	1,232,010	55.4%
% of net sales	46%	40%	6%	15.0%
Operating expenses
General and administrative	2,240,988	2,456,192	(215,204)	-8.8%
Payroll expense	1,076,473	1,037,775	38,698	3.7%
Consulting expense	1,059,309	961,349	97,960	10.2%
Total operating expenses	4,376,770	4,455,316	(78,546)	-1.8%
Interest expense	(1,741)	(4,367)	(2,626)	-60.1%
Settlement income	1,785,000	-	(1,785,000)	NA
Other income	25,012	32,182	(7,170)	-22.3%
Income tax (expense) benefit	(459,114)	425,300	(884,414)	-208.0%
Net income (loss)	429,956	(1,776,642)	(2,206,598)	-124.2%
Net income (loss) per share basic and diluted	0.04	(0.16)	0.20	-124.1%

Net Sales

Net sales for the year ended March 31, 2009 increased $1,891,279, 34.0%, to $7,460,872 compared to $5,569,593 for the year ended March 31, 2008.  Net sales to distributors increased by approximately $837,000, to the mass market by approximately $702,000 and to our weight loss customers by approximately $819,000.  These increases were partially offset by a $467,000 reduction in net sales to wholesalers.  We anticipate the sales increases to continue during our next fiscal year as a result of our continuing marketing and advertising campaigns.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 60% for the year ended March 31, 2008 to 54% for the year ended March 31, 2009.  This decrease was primarily due to the product mix moving to distribution, mass market and weight loss customers which typically have larger margins and away from the wholesale market where margins are typically lower.

General and Administrative

General and administrative expenses decreased by $215,204, an 8.8% decrease, to $2,240,988 for the year ended March 31, 2009 from $2,456,192 for the year ended March 31, 2008.  The primary reasons for the decrease were an approximate decrease of $257,000 of marketing costs related to introducing Celadrin® into the mass market through a rebate offer at one particular customer.

Payroll Expense

Payroll expense increased to $1,076,473 for the year ended March 31, 2009, an increase of 3.7% or $38,698, compared to $1,037,775 for the year ended March 31, 2008.   This increase was a result of  normal salary and bonus increases during the current fiscal year.

Consulting Expenses

Consulting expenses increased to $1,059,309 for the year ended March 31, 2009, an increase of 10.2% or $97,960, compared to $961,349 for the year ended March 31, 2008.  This increase was a result of  an increase in litigation expenses.

Settlement Income

During the year ended March 31, 2009, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin® trademark.  In addition, we entered into a supply agreement with the same company whereby we provide Celadrin® for use in their products.

Provision for Income Taxes

As a result of income during the year ended March 31, 2009, we reflected an income tax provision of $459,114 compared to income tax benefit of $425,300 for the year ended March 31, 2008 when we incurred a taxable loss.

Capital Resources

	Year Ended
			Increase
	3/31/09	3/31/08	(Decrease)

Working Capital

Current assets	$4,303,138	$4,012,527	$290,611
Current liabilities	530,285	929,300	(399,015)
Working capital	$3,772,853	$3,083,227	$689,626

Long-term debt	$-	$2,980	$(2,980)

Stockholders' equity	$4,087,441	$3,452,592	$634,849

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$274,547	$(116,736)	$391,283
Investing activities	$(41,839)	$(30,626)	$(11,213)
Financing activities	$(29,540)	$211,021	$(240,561)

Balance Sheet Select Information

Cash and cash equivalents	$1,225,723	$1,022,555	$203,168

Accounts receivable, net	$1,095,946	$765,492	$330,454

Inventory, net	$1,337,241	$1,109,845	$227,396

Accounts payable and accrued expenses	$355,007	$785,625	$(430,618)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2009, we had cash holdings of $1,225,723, an increase of $203,168 compared to March 31, 2008. Our net working capital position at March 31, 2009, was $3,772,853 compared to $3,083,227 as of March 31, 2008.  This increase was primarily the result of a return to profitability.  We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether equity-linked financial instrument (embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for years beginning after December 15, 2008.  The Company does not expect that the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will comply with the additional disclosure requirements beginning in the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released SAB No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that SFAS No. 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 with the index to consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2009, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies:

(1)
Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

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

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2009:

Name	Age	Position

William P. Spencer	56	Chief Executive Officer, President and Director
Debra L. Spencer	57	Secretary, Treasurer and Director
Lowell W. Giffhorn	62	Chief Financial Officer
Derek C. Boosey	66	Vice President—International
Jeffrey G. McGonegal	58	Director
Robert Burg	52	Director
Barry S. King	63	Director

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

Derek C. Boosey has served as our vice-president—international since September 1999. From 1994 to September 1999, he was new business manager for Natural Alternatives International, Inc., and from 1990 to 1994 was director of marketing for Athletics Canada. From 1984 to 1990, Mr. Boosey was a technical advisor to the Korean Ministry of Sports and a sports and marketing consultant for MKC International. He earned degrees in physical education from Keele University (England) and Opu University (England) and is the Senior Olympics world record holder in the triple jump in the age 55 to 60 class.

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

Jeffrey G. McGonegal joined our board in 2005.  He also serves as the chief financial officer of AspenBio Pharma, Inc., a publicly-held biomedical company, and of PepperBall Technologies, Inc., a publicly held security products and services company, and as senior vice president — finance of Cambridge Holdings, a publicly-held real estate and business development firm with limited activities, and since 1997, Mr. McGonegal has served as managing director of McGonegal and Co., a company engaged in providing accounting and business consulting services.  From 1974 to 1997, he was an accountant with BDO Seidman LLP.  While at BDO Seidman, Mr. McGonegal served as managing partner of the Denver, Colorado office.  Until its sale in April 2007, he was also a member of the board of directors of Applied Medical Devices, Inc., a publicly-held shell company.  Mr. McGonegal received a B.A. degree in accounting from Florida State University and he is a certified public accountant licensed in Colorado.

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

Committees of the Board Of Directors

Our Board has a standing Audit Committee. The entire Board serves as the Compensation Committee.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.  The Audit Committee, which met four times during fiscal year 2009, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During fiscal year 2009, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

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

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2009.

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

ITEM 11.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2009	$212,341	$50,400	$10,800	$10,802	$284,343
President, CEO and Director	2008	$178,956	$30,500	$20,000	$9,903	$239,359
	2007	$174,386	$39,000	-	$9,903	$223,289

Debra L. Spencer	2009	$97,032	$-	$7,200	$10,802	$115,034
Secretary and Director

The amounts included in other compensation are car allowances paid to Mr. and Mrs. Spencer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number	Number	Option	Option
	of	of	Exercise	Expiration
	Securities	Securities	Price	Date
	Underlying	Underlying	($)
	Unexercised	Unexercised
	Options	Options
	(#)	(#)
	Exercisable	Unexercisable
[a]	[b]	[c]	[e]	[f]
William P. Spencer	25,000	-	$2.00	Aug. 21, 2010
President, CEO and	60,000	-	$1.95	July 1, 2010
Director	25,000	-	$1.30	May 8, 2012
	15,000	15,000	$0.65	June 25, 2013

Debra L. Spencer	25,000	-	$2.00	Aug. 21, 2010
Secretary and	18,000	-	$1.95	July 1, 2010
Director	25,000	-	$1.30	May 8, 2012
	10,000	10,000	$0.65	June 25, 2013

Employment Contracts

We do not have employment contracts with any of our executive officers.

DIRECTOR COMPENSATION

Name	Fees	Option	Total
	Earned	Awards	($)
	or	($)
	Paid In
	Cash
	($)
[a]	[b]	(d)	[h]
Jeffrey McGonegal	$10,000	$3,600	$13,600
Barry King	$3,600	$3,600	$7,200
Robert Burg	$5,625	$3,600	$9,225

We estimate the fair value of the options issued to our officers and directors at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2009: dividend yield of zero percent; expected volatility of 61%, risk-free interest rates of 3.54%; and expected life of 5 years.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 17, 2009, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

Name of Beneficial Owner	Amount of Benefical	Percent of
	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	2,933,000	26.1%
Gary J. McAdam (4)	2,988,108	23.8%
Estate of James Scibelli (5)	901,625	7.8%
Barry S. King (6)	34,000	*
Robert Burg (7)	80,000	*
Jeffrey G. McGonegal (7)	80,000	*
Lowell W. Giffhorn (8)	105,000	*
Derek C. Boosey (9)	255,000	2.3%
All officers and directors as a group (7 persons) (10)	3,487,000	29.8%

*	Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.

(3)	Comprised of 2,705,000 shares and 228,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4)	Comprised of 1,435,557 shares and 1,552,551 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5)	Includes 370,000 shares and 531,625 common stock purchase warrants, all of which are owned by entities controlled by the estate of Mr. Scibelli.
(6)	Comprised of 34,000 stock options.
(7)	Comprised of 80,000 stock options.
(8)	Comprised of 25,000 shares and 80,000 stock options.
(9)	Comprised of 50,000 shares and 205,000 stock options.
(10)	Comprised of 2,780,000 shares and 707,000 stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	1,249,000	$1.49	241,000

Equity compensation
plans not approved
by security holders	4,077,957	$1.18	-

Total	5,326,957	$1.25	241,000

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2009 and 2008:

	HJ Associates &
	Consultants LLP
Fee category	2009	2008

Audit fees	$51,000	$58,896

Audit-related fees	$-	$-

Tax fees	$5,891	$3,934

All other fees	$-	$-

Total fees	$56,891	$62,830

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2009.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission.

PART IV

ITEM 15.     EXHIBITS.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2009 and 2008

Consolidated Statements of Operation- Years Ended March 31, 2009 and 2008

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows- Years Ended March 31, 2009 and 2008

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

(2)
Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756,declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31,2005.

(4)	Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159,declared effective on March 18, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31,2006.

(6)	Incorporated by reference to our Registration Statement on Form S-8, File Number 333-146318, filed on September 26, 2007.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, March 31, 2009 and 2008	F-3

Consolidated Statements of Operations,
for the years ended March 31, 2009 and 2008	F-4

Consolidated Statement of Stockholders' Equity,
for the years ended March 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows, for the
years ended March 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7-F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Imagenetix, Inc. and subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Imagenetix, Inc.'s internal control over financial reporting as of March 31, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 11, 2009

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,225,723	$1,022,555
Accounts receivable, net	1,095,946	765,492
Inventories, net	1,337,241	1,109,845
Prepaid expenses and other current assets	109,028	252,138
Deferred tax asset	535,200	862,497

Total current assets	4,303,138	4,012,527

Property and equipment, net	115,918	112,190
Long-term prepaid expenses	30,000	42,000
Other assets	134,356	218,155

Total Assets	$4,583,412	$4,384,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$274,311	$713,324
Accrued liabilities	80,696	72,301
Income tax payable	69,803	-
Customer deposits	58,850	63,216
Contract payable	43,645	46,200
Short term license payable	2,980	34,259

Total current liabilities	530,285	929,300

Long term license payable	-	2,980

Total Liabilities	530,285	932,280

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares
authorized: 11,010,788 and 10,960,788 issued and outstanding at
March 31, 2009 and 2008, respectively	11,010	10,960
Capital in excess of par value	12,651,936	12,481,407
Accumulated deficit	(8,609,819)	(9,039,775)
Total stockholders' equity	4,053,127	3,452,592
Total Liabilities and Stockholders' Equity	$4,583,412	$4,384,872

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations

Years Ended March 31,	2009	2008

Net sales	$7,460,872	$5,569,593

Cost of sales	4,003,303	3,344,034

Gross profit	3,457,569	2,225,559

Operating expenses:
General and administrative	2,240,988	2,456,192
Payroll expense	1,076,473	1,037,775
Consulting expense	1,059,309	961,349
Operating expenses	4,376,770	4,455,316
Operating (loss)	(919,201)	(2,229,757)
Other income (expense):
Other income	25,012	32,182
Settlement income	1,785,000	-
Interest expense	(1,741)	(4,367)
Other income	1,808,271	27,815
Income (loss) before income taxes	889,070	(2,201,942)

Provision for (benefits from) income taxes	459,114	(425,300)

Net income (loss)	$429,956	$(1,776,642)

Basic and diluted income (loss) per share	$0.04	$(0.16)

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in excess	Retained Earnings	Stockholders'
Years Ended March 31, 2009 and 2008	Shares	Amount	of Par Value	(Deficit)	Equity

Balance April 1, 2007	10,871,400	$10,871	$10,734,945	$(6,173,054)	$4,572,762

Warrants exercised at $1.00 to $1.10 per share	89,388	89	90,799	-	90,888
Cash received on extension of warrants	-	-	155,536	-	155,536
Value of stock options and warrants issued	-	-	410,048	-	410,048
Non-cash dividend issued to certain warrant holders	-	-	1,090,079	(1,090,079)	-
Net (loss) for the year ended March 3l, 2008	-	-	-	(1,776,642)	(1,776,642)
Balance March 31, 2008	10,960,788	$10,960	$12,481,407	$(9,039,775)	$3,452,592

Common stock issued for services at $0.50 per share	50,000	50	24,950	-	25,000
Value of stock options and warrants issued	-	-	145,579	-	145,579
Net income for the year ended March 3l, 2009	-	-	-	429,956	429,956
Balance March 31, 2009	11,010,788	$11,010	$12,651,936	$(8,609,819)	$4,053,127

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows

Years Ended March 31,	2009	2008
Operating activities:
Net income (loss)	$429,956	$(1,776,642)
Adjustments to reconcile net income (loss)
to cash provided (used) by operating activities:
Amortization and depreciation	45,067	50,334
Provision for doubtful accounts	(44,000)	15,000
Provision for inventory obsolescence	(1,960)	15,454
Non cash expense related to issuance of warrants and stock options	145,579	410,048
Stock issued for services	25,000	-
Loss on sale of property and equipment	3,643	-
Change in deferred taxes	400,497	(425,300)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(286,454)	796,149
(Increase) decrease in employee receivable	2,409	3,177
(Increase) decrease in inventory	(225,436)	159,159
(Increase) decrease in other assets	152,701	86,904
Increase (decrease) in accounts payable	(446,287)	345,234
Increase (decrease) in accrued liabilities	8,395	8,036
Increase (decrease) in income taxes payable	69,803	-
Increase (decrease) in customer deposits	(4,366)	(73,429)
Increase (decrease) in income taxes payable	-	269,140
Net cash provided by (used in) operating activities	274,547	(116,736)
Investing activities:
Purchases of property and equipment	(43,464)	(19,014)
Proceeds from disposal of property and equipment	1,625	-
Purchases of trademarks and patents	-	(11,612)
Net cash used in investing activities	(41,839)	(30,626)
Financing activities:
Proceeds from extension of warrants	-	155,536
Proceeds from exercise of warrants	-	90,888
Proceeds from contracts payable	92,219	95,605
Payments on contracts payable	(87,500)	(99,375)
Payments on patent license financed	(34,259)	(31,633)
Net cash provided by (used in) financing activities	(29,540)	211,021
Net increase in cash	203,168	63,659
Cash and cash equivalents, beginning of year	1,022,555	958,896
Cash and cash equivalents, end of year	$1,225,723	$1,022,555

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,741	$4,367
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Non-cash dividend issued to certain warrant holders	$-	$1,090,079
Common stock issued for services	$25,000	$-

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2009 and 2008

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

On March 23, 1999, Subsidiary completed an exchange agreement with Imagenetix CA wherein Subsidiary issued its common stock in exchange for all of the outstanding common stock of Imagenetix CA. The Acquisition was accounted for as a recapitalization of Imagenetix CA as the shareholders of the Imagenetix CA controlled the combined entity after the acquisition.  There was no adjustment to the carrying values of the assets or liabilities of the Subsidiary or Imagenetix CA as a result of the recapitalization.

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
March 31, 2009 and 2008

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

Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 17 years for trademarks.   The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of SFAS No. 144 as discussed above.

Stock Based Compensation

We adopted SFAS No.123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate.  We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

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

We account for payments made to customers in accordance with EITF 01-09, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of EITF 01-09 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $261,000 and $893,000 for the years ended March 31, 2009 and 2008.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom  they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the year ended March 31, 2009, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the year ended March 31, 2009 there were no returns that would suggest a liability needed to be recorded.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.  We have adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48).  FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  (See Note 10)

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (See Note 11).

Recently Enacted Accounting Standards

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether equity-linked financial instrument (embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for years beginning after December 15, 2008.  The Company does not expect that the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will comply with the additional disclosure requirements beginning in the first quarter of fiscal 2010.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the SEC released SAB No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that SFAS No. 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

NOTE 2 –  ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,
	2009	2008

Accounts receivable - trade	$1,156,946	$870,492
Allowance for doubtful accounts	(61,000)	(105,000)

Accounts receivable, net	$1,095,946	$765,492

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

NOTE 3 –  INVENTORY

Inventory consisted of the following:

	March 31,
	2009	2008

Raw materials	$802,117	$824,807
Finished products	417,024	295,615
Boxes, labels, tubes & bottles	266,682	139,965
	1,485,823	1,260,387
Reserve for obsolescence	(148,582)	(150,542)
	$1,337,241	$1,109,845

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2009	2008

Office equipment	$72,632	$72,632
Lease-hold improvements	173,979	139,191
	246,611	211,823

Less accumulated depreciation	130,693	99,633

	$115,918	$112,190

Depreciation expense for the year ended March 31, 2009 and 2008 was $34,468 and $32,280, respectively.

NOTE 5 –  OTHER ASSETS

The following is a summary of other assets included on the face of the balance sheet:

	March 31,
	2009	2008

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	14,500	87,700
	200,497	273,697

Less accumulated amortization	66,141	55,542

	$134,356	$218,155

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

For the year ended March 31, 2009 and 2008 amortization expense was $10,599 and $18,054, respectively. The estimated future amortization expense related to intangible assets as of March 31, 2009 is as follows:

Year Ended March 31.	Amount

2010	19,858
2011	19,858
2012	19,757
2013	18,955
2014 and thereafter	41,427

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

As of March 31, 2009 and 2008, the following obligations were outstanding related to this license:

	As of March 31,
	2009	2008

Patent License and Royalty Payable	$2,980	$37,239

Less current portion	2,980	34,259

Long term license payable	$-	$2,980

NOTE 7 –  LEASES OBLIGATIONS

Operating Leases

We entered into a seven-year building lease for our office commencing in January 2006 and expiring in December 2012. In addition we entered into a three-year lease for warehouse space commencing in September 2006 and expiring in August 2009.  Lease expense for the years ended March 31, 2009 and 2008 amounted to $165,782 and $165,207, respectively. The following is a schedule of minimum annual rental payments for the next five years.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

Years ending March 31,

2010	158,993
2011	143,206
2012	148,218
2013	114,056
Thereafter	-

Total minimum lease payments	$564,473

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

NOTE 9 –  CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2009.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2009, the Company had 11,010,788 shares of common stock issued and outstanding.

During the year ended March 31, 2009, we recorded $25,000 as non-cash general and administrative expenses as a result of issuing 50,000 restricted shares of common stock to an individual who had met certain sales levels under a marketing and sales agreement.

During the year ended March 31, 2008, we issued 89,388 shares of common stock for proceeds of $90,888. The shares were issued upon shareholders exercising warrants with exercise prices ranging from $1.00 to $1.10 per share.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2009 and 2008, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2007	4,357,100	1.26

Granted	175,000	1.30	$0.80
Exercised	(89,388)	1.02
Cancelled/ Expired	(539,755)	1.59
Outstanding, March 31, 2008	3,902,957	$1.18

Granted	175,000	1.04	$0.23
Exercised	-	-
Outstanding, March 31, 2009	4,077,957	$1.18

Exercisable, March 31, 2008	3,902,957	$1.18
Exercisable, March 31, 2009	4,077,957	$1.18

During the year ended March 31, 2009, we issued warrants to four individuals for services valued at $38,378 which we expensed to general and administrative expenses. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2009: dividend yield of zero percent; expected volatility ranging from 56% to 61%, risk-free interest rates ranging from 3.12% to 3.36%; and expected lives of 5 years.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

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

A summary of the status of the warrants granted under the various agreements at March 31, 2009, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.65-0.95	1,118,210	1.69	$0.87	1,118,210	$0.87
$1.00-1.05	1,780,000	1.46	$1.04	1,780,000	$1.04
$1.20-1.70	647,250	2.25	$1.34	647,250	$1.34
$1.95	457,500	1.53	$1.95	457,500	$1.95
$2.33-3.45	74,997	1.17	$2.85	74,997	$2.85
	4,077,957	1.65	$1.18	4,077,957	$1.18

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

Under the Plan, we have reserved 1.5 million shares underlying stock options for issuance, of which 1,259,000 options have been granted to executive officers, employees and consultants at prices ranging from $0.65 to $2.00 per share. The Plan is administered by the full Board of Directors, who determine which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

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

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted.  During the years ended March 31, 2009 and 2008 there were options granted to purchase up to 305,000 and 350,000, respectively, shares of common stock and there were no options exercised.

A summary of the status of the options granted under the Company’s 2000 stock option plan and other agreements at March 31, 2009 and 2008, and changes during the years then ended is presented below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

	Options
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2007	1,129,000	$1.74
Granted	350,000	$1.30	$0.80
Cancelled	(535,000)	$1.41
Exercised	-	-
Outstanding, March 31, 2008	944,000	$1.76
Granted	305,000	$0.65	$0.36
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2009	1,249,000	$1.49

Exercisable, March 31, 2008	769,000	$1.87
Exercisable, March 31, 2009	1,096,500	$1.61

A summary of the status of the options granted under the stock option plan and other agreements at March 31, 2009, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$ 0.65	305,000	4.24	$0.65	152,500	$0.65
$ 1.30	350,000	3.09	$1.30	350,000	$1.30
$ 1.95	249,000	1.25	$1.95	249,000	$1.95
$ 2.00- 2.35	345,000	1.41	$2.10	345,000	$1.41
	1,249,000	2.54	$1.49	1,096,500	$1.61

NOTE 10 -  INCOME TAXES

At March 31, 2009 and 2008, the total of all deferred tax assets was approximately $549,700 and $950,197, respectively. There are no deferred tax liabilities for either year.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

The temporary differences gave rise to the following deferred tax asset:

	March 31,
	2009	2008

Excess of financial accounting
over tax depreciation	$14,500	$21,700
State income tax benefits	213,100	211,597
Net operating loss carryforward	143,800	541,400
Allowance for obsolete inventory	59,200	60,000
Allowance for bad debts	24,300	41,800
Valuation of stock options and warrants	-	66,000
Research and development credit carryforwards	70,100	-
Charitable contribution carryforwards	15,700	-
Vacation accrual	9,000	7,700
Net deferred tax asset	$549,700	$950,197

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the year ended:

March 31,	2009	2008

Federal income tax expense computed at the Federal statutory rate	$302,284	$(748,700)
State income tax expense net of Federal benefit	58,617	(153,100)
Other- permanent differences	98,213	476,500

Income tax expense (benefit)	$459,114	$(425,300)

The components of federal income tax (benefit) expense from continuing operations consisted of the following for the year ended:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

	March 31,
	2009	2008

Current income tax expense (benefit):
Federal	$(11,186)	$-
State	69,803	-

Net current tax expense (benefit)	$58,617	$-

Deferred tax expense (benefit) resulted from:
Excess of financial accounting over
tax depreciation	$3,298	$(4,500)
State income tax benefits	(5,640)	(199,200)
Valuation of stock options and warrants	-	332,000
Net operating loss	393,289	(541,400)
Allowance for obsolete inventory	781	(6,200)
Charitable contributions	(7,443)	-
Vacation accrual	(1,313)	-
Allowance for bad debts	17,525	(6,000)

Net deferred tax expense (benefit)	$400,497	$(425,300)

	$459,114	$(425,300)

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

At March 31, 2009, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $423,000 and $2,410,000 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forward will begin to expire in the year ending March 31, 2028 and the state net operating loss carry forward will begin to expire in the year ending March 31, 2016.  During the fiscal years ending March 31, 2008 and 2009, California suspended the use of the state net operating loss carry forwards. Accordingly, based on current year taxable income, we will pay $69,803 of state income tax expense for the year ended March 31, 2009.

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

At March 31, 2009, based on the weight of available evidence, including current year taxable income and expectations of future taxable income, the Company determined that it was  more ikely that its deferred tax assets would be realized and has not recorded a valuation allowance associated with its deferred tax assets.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations. Accrued interest on uncertain tax positions is not significant. There are no penalties accrued as of March 31, 2009. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2006 – 2008
California	2006 – 2008

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

NOTE 11 –   EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

	For the Year Ended
	March 31,
	2009	2008

Income (loss) available to common
shareholders (Numerator)	$429,956	$(1,776,642)

Weighted average number of common
shares outstanding used in basic income
per share during the period
(Denominator)	10,991,473	10,936,657

Weighted average number of common
shares outstanding used in diluted income
per share during the period
(Denominator)	11,009,841	10,936,657

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period.  Common equivalent shares include stock options and warrants using the treasury stock method.  For periods which include a loss, the computation of diluted income (loss) per share excludes the impact of stock options and warrants because they would be antidilutive and diluted income (loss) per share is therefore the same as basic loss per share.

NOTE 12 –    CONCENTRATIONS

Sales

During the year ended March 31, 2009, we had three significant customers which accounted for 23%, 19% and 17% of sales.

During the year ended March 31, 2008, we had two significant customers which accounted for 29% and 16% of sales.

Supplier

We also have a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which accounts for approximately 74% of our sales. During the year ended March 31, 2009, we negotiated with the supplier an elimination of a minimum quarterly order quantity which had been part of a previous supply agreement.  The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect our business and financial condition.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2009 and 2008

During the year ended March 31, 2009, we had two significant vendors who accounted for 39% and 23% of cost of sales.

During the year ended March 31, 2008, we had one significant vendor which accounted for 29% of cost of sales.

Accounts Receivable

At March 31, 2009, we had four customers which accounted for 29%, 26%, 17% and 15% of our accounts receivable balances.

At March 31, 2008, we had two customers which accounted for 16% and 12% of our accounts receivable balances.

NOTE 13 –    LITIGATION SETTLEMENT

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 17, 2009
William P. Spencer	President and Director

/s/ DEBRA L. SPENCER	Secretary, Treasurer, and Director	June 17, 2009
Debra L. Spencer

/s/ BARRY S. KING	Director	June 17, 2009
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	June 17, 2009
Jeffrey McGonegal

/s/ ROBERT BURG	Director	June 17, 2009
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 17, 2009
Lowell W. Giffhorn	Accounting Officer)