Form 10-Q
period 2009-06-30
IMAGENETIX INC /NV/
filed 2009-08-10
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,010,788

(Class)	Outstanding at August 10, 2009

Imagenetix, Inc.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and March 31, 2009	3

		Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 (unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

	Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	*
	Item 1A.	Risk Factors	16
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Submission of Matters to a Vote of Security Holders	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	19

SIGNATURES

	* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$913,069	$1,225,723
Accounts receivable, net	862,313	1,095,946
Inventories, net	1,517,569	1,337,241
Prepaid expenses and other current assets	84,977	109,028
Deferred tax asset	817,100	535,200

Total current assets	4,195,028	4,303,138

Property and equipment, net	107,598	115,918
Long-term prepaid expenses	27,000	30,000
Other assets	129,491	134,356

Total Assets	$4,459,117	$4,583,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$611,335	$274,311
Accrued liabilities	66,814	80,696
Income tax payable	-	69,803
Customer deposits	84,220	58,850
Contract payable	21,823	43,645
Short term license payable	-	2,980

Total Current Liabilities	784,192	530,285

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001par value; 50,000,000 shares authorized: 11,010,788 issued and outstanding at June 30 and March 31, 2009, respectively	11,010	11,010
Capital in excess of par value	12,688,396	12,651,936
Accumulated deficit	(9,024,481)	(8,609,819)
Total stockholders' equity	3,674,925	4,053,127
Total Liabilities and Stockholders' Equity	$4,459,117	$4,583,412
See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2009	2008

Net sales	$1,702,290	$1,394,358

Cost of sales	1,055,198	819,711

Gross profit	647,092	574,647

Operating expenses:
General and administrative	807,949	605,472
Payroll expense	254,417	372,190
Consulting expense	280,400	345,761
Operating expenses	1,342,766	1,323,423
Operating income (loss)	(695,674)	(748,776)
Other income (expense):
Other income	1,417	7,742
Settlement income	-	1,785,000
Interest expense	(2,405)	(690)
Other income	(988)	1,792,052
Income (loss) before income taxes	(696,662)	1,043,276

Income tax expense (benefit)	(282,000)	456,200

Income (loss)	$(414,662)	$587,076

Basic income (loss) per share	$(0.04)	$0.05

Diluted income (loss) per share	$(0.04)	$0.05

Basic weighted average common shares outstanding	11,010,788	10,960,788

Diluted weighted average common shares outstanding	11,010,788	11,021,173

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Net income (loss)	$(414,662)	$587,076
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization and depreciation	13,285	10,188
Provision for inventory obsolescence	20,089	(12,003)
Non cash expense related to issuance of warrants and granting of stock options	36,460	76,666
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	233,633	(484,111)
(Increase) decrease in employee receivable	-	845
(Increase) decrease in inventories	(200,417)	(125,003)
(Increase) decrease in other assets	27,051	84,171
(Increase) decrease in deferred taxes	(282,000)	456,200
Increase (decrease) in accounts payable	337,024	261,055
Increase (decrease) in accrued liabilities	(13,882)	19,577
Increase (decrease) in income taxes payable	(69,803)	-
Increase (decrease) in customer deposits	25,370	199,450
Net cash (used in) provided by operating activities	(287,852)	1,074,111
Investing activities	-	-
Financing activities:
Payments on contracts payable	(21,822)	(23,100)
Payments on patent license financed	(2,980)	(8,310)
Net cash used in financing activities	(24,802)	(31,410)
Net (decrease) increase in cash and cash equivalents	(312,654)	1,042,701
Cash and cash equivalents, beginning of period	1,225,723	1,022,555
Cash and cash equivalents, end of period	$913,069	$2,065,256

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,405	$690
Income taxes	$69,803	$-

See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-K for the year ended March 31, 2009.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

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

Stock Based Compensation

We account for stock based compensation under the provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

We have selected the Black-Scholes method of valuation for share-based compensation. The charge is recognized in non-cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period based on the options’ original estimate of fair value.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. This SFAS was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The Company has evaluated subsequent events in accordance with the Statement through the filing of this Quarterly Report on Form 10-Q on August 10, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	June 30,	March 31,
	2009	2009

Accounts receivable - trade	$923,313	$1,156,946
Allowance for doubtful accounts	(61,000)	(61,000)

Accounts receivable, net	$862,313	$1,095,946

At June 30, 2009, we had four customers which accounted for 19%, 16%, 16% and 15%, respectfully, of our accounts receivable balances. At March 31, 2009, we had four customers which accounted for 29%, 26%, 17% and 15%, respectfully, of our accounts receivable balances.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

For the three months ended June 30, 2009, we had four significant customers which accounted for 36%, 12%, 11% and 10%, respectfully, of sales.  For the three months ended June 30, 2008, we had two significant customers which accounted for 48% and 26%, respectfully, of sales.

4.           INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2009	2009

Raw materials	$990,195	$802,117
Finished products	411,524	417,024
Boxes, labels, tubes & bottles	284,521	266,682
	1,686,240	1,485,823
Reserve for obsolescence	(168,671)	(148,582)
	$1,517,569	$1,337,241

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:
	June 30,	March 31,
	2009	2009

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	14,600	14,500
	200,597	200,497

Less accumulated amortization	71,106	66,141

	$129,491	$134,356

6.           EQUITY TRANSACTIONS

We recorded non-cash compensation expense for stock options and warrants issued to employees and consultants of $36,460 for the three months ended June 30, 2009 and $76,666 for the three months ended June 30, 2008.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

	Three months ended June 30,
	2009	2008
Expected term of options and warrants	5 years	5 years
Expected volatility	73%	61%
Expected dividends	None	None
Risk-free interest rate	2.95%	3.36 to 3.54%
Forfeitures	0%	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Three Months Ended
	June 30, 2009
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,249,000	$1.49
Granted	240,000	0.31
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,489,000	1.30

Exercisable at end of the the period	1,369,000	$1.39

Weighted average fair value of options granted during the period	240,000	$0.19

As of June 30, 2009, the unamortized portion of stock compensation expense on all existing stock options was $22,819.

A summary of warrants outstanding follows:

	For the Three Months Ended
	June 30, 2009
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	4,077,957	$1.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,077,957	1.18

Exercisable at end of the the period	4,077,957	$1.18

Weighted average fair value of warrants granted during the period	-	$-

7.           INCOME TAXES

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of FIN 48, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of June 30, 2009.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2006 – 2008
California	2006 – 2008

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

8.           SUBSEQUENT EVENTS

On August 7, 2009, our Board of Directors approved the amendment of our by-laws and approved two employment and one engagement contract for our three executive officers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the three months ended June 30, 2009, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three months ended June 30, 2009, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended		Increase
	6/30/09	6/30/08	(Decrease)%

Statements of Operations:
Net sales	$1,702,290	$1,394,358	$307,932	22.1%
Cost of goods sold	1,055,198	819,711	235,487	28.7%
% of net sales	62%	59%	3%	5.4%
Gross profit	647,092	574,647	72,445	12.6%
% of net sales	38%	41%	-3%	-7.8%
Operating expenses
General and administrative	807,949	605,472	202,477	33.4%
Payroll expense	254,417	372,190	(117,773)	-31.6%
Consulting expense	280,400	345,761	(65,361)	-18.9%
Total operating expenses	1,342,766	1,323,423	19,343	1.5%
Interest expense	(2,405)	(690)	1,715	248.6%
Settlement income	-	1,785,000	(1,785,000)	NM
Other income	1,417	7,742	(6,325)	-81.7%
Provision for (benefit from) taxes	(282,000)	456,200	738,200	NM
Net income (loss)	(414,662)	587,076	(1,001,738)	NM
Net income (loss) per share basic	(0.04)	0.05	(0.09)	NM

Net Sales

Net sales for the quarter ended June 30, 2009 increased $307,932, a 22.1% increase, to $1,702,290 compared to $1,394,358 for the quarter ended June 30, 2008.  The primary reasons for the sales increase was attributed to increased sales of our weight loss product of approximately $617,000 and sales of our own branded product, Inflame Away, that identifies Celadrin® as its marquee ingredient, to the mass market segment of approximately $154,000 offset by a reduction in wholesale product revenue of approximately $298,000 and sales to distributors of approximately $165,000.   We anticipate, the new marketing program for the mass market segment coupled with additional distribution agreements to wholesale and multi-level marketing customers to result in improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 59% for the quarter ended June 30, 2008 to 62% for the quarter ended June 30, 2009.  This increase was primarily due to the mass market rebate and giveaway strategy for the InflameAway product coupled with the change in product mix to more weight loss product vs. distribution agreement sales.  Rebate and giveaway programs are customary in the mass market distribution channel.  We anticipate levels of promotional activities used to launch the awareness of InflameAway will be reduced in the future.

General and Administrative

General and administrative expenses increased by $202,477, a 33.4% increase, to $807,949 for the quarter ended June 30, 2009 from $605,472 for the quarter ended June 30, 2008.  The primary reason for the increase was an approximate $196,000 increase in advertising expenses related to the launch of InflameAway.  We anticipate continued increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense decreased to $254,417 for the quarter ended June 30, 2009, a decrease of 31.6% or $117,773, compared to $372,190 for the quarter ended June 30, 2008.   This decrease was a result of bonuses during the previous fiscal period as a result of a legal settlement not being duplicated during the current fiscal period.

Consulting Expenses

Consulting expenses decreased to $280,400 for the quarter ended June 30, 2009, a decrease of 18.9% or $65,361 compared to $345,761 for the quarter ended June 30, 2008.  This decrease was a result of litigation expenses related to the settlement of a potential trademark infringement case during the prior fiscal year period not being duplicated during the current fiscal year period.

Settlement Income

During the quarter ended June 30, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark.  In addition, we entered into a supply agreement with the same company whereby we provide Celadrin for use in their products.

Provision for Income Taxes

As a result of losses for the quarter ended June 30, 2009, an income tax benefit of $282,000 was recognized during the current quarter compared to $456,200 of income tax expense recognized during the quarter ended June 30, 2008.

Capital Resources

Working Capital

			Increase
	6/30/09	3/31/09	(Decrease)

Current assets	$4,195,028	$4,303,138	$(108,110)
Current liabilities	784,192	530,285	253,907
Working capital	$3,410,836	$3,772,853	$(362,017)

Long-term debt	$-	$-	$-

Stockholders' equity	$3,674,925	$4,053,127	$(378,202)

Statements of Cash Flows Select Information

	Three Months Ended		Increase
	6/30/09	6/30/08	(Decrease)
Net cash provided by (used in):
Operating activities	$(287,852)	$1,074,111	$(1,361,963)
Investing activities	$-	$-	$-
Financing activities	$(24,802)	$(31,410)	$6,608

Balance Sheet Select Information

			Increase
	6/30/09	3/31/09	(Decrease)

Cash and cash equivalients	$913,069	$1,225,723	$(312,654)

Accounts receivable, net	$862,313	$1,095,946	$(233,633)

Inventories, net	$1,517,569	$1,337,241	$180,328

Accounts payable and accrued expenses	$678,149	$355,007	$323,142

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2009, we had cash holdings of $913,069, a decrease of $312,654 compared to March 31, 2009. Our net working capital position at June 30, 2009, was $3,410,836 compared to $3,772,853 as of March 31, 2009.  We have initiated a direct mass market strategy with our own product, InflameAway.  Although, a significant portion of our working capital may be needed to implement this strategy, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

ITEM 1A.  RISK FACTORS.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,010,788 common shares outstanding which are freely tradeable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 5,566,957 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance in the Company’s financial reporting.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended June 30, 2009, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit No.	Title

3.04	By laws, as amended

10.23	Employment Agreement with William P. Spencer dated August 7, 2009

10.24	Employment Agreement with Debra L. Spencer dated August 7, 2009

10.25	Engagement Agreement with Lowell W. Giffhorn dated August 7, 2009

31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

Date: August 10, 2009	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)

EX-1