Form 10-Q
period 2009-09-30
IMAGENETIX INC /NV/
filed 2009-11-09
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,010,788

(Class)	Outstanding at November 9, 2009

Imagenetix, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2009
	(unaudited) and March 31, 2009	3

	Condensed Consolidated Statements of Earnings for the three
	and six months ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six
	months ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial
	Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	*
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	20

SIGNATURES		21

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$545,316	$1,225,723
Accounts receivable, net	1,088,141	1,095,946
Other receivable	1,250,000	-
Inventories, net	1,097,904	1,337,241
Prepaid expenses and other current assets	224,812	109,028
Deferred tax asset	400,200	535,200

Total current assets	4,606,373	4,303,138

Property and equipment, net	99,278	115,918
Long-term prepaid expenses	24,000	30,000
Other assets	120,627	134,356

Total Assets	$4,850,278	$4,583,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$497,411	$274,311
Accrued liabilities	82,421	80,696
Income tax payable	-	69,803
Customer deposits	37,274	58,850
Contract payable	-	43,645
Short term license payable	-	2,980

Total Current Liabilities	617,106	530,285

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,010,788 issued and outstanding at
September 30 and March 31, 2009, respectively	11,010	11,010
Capital in excess of par value	12,694,101	12,651,936
Accumulated deficit	(8,471,939)	(8,609,819)
Total stockholders' equity	4,233,172	4,053,127
Total Liabilities and Stockholders' Equity	$4,850,278	$4,583,412
See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net sales	$1,900,619	$2,656,378	$3,602,909	$4,050,736

Cost of sales	1,039,454	1,541,221	2,094,652	2,360,932

Gross profit	861,165	1,115,157	1,508,257	1,689,804

Operating expenses:
General and administrative	574,976	419,931	1,382,925	1,025,404
Payroll expense	269,122	220,755	523,539	592,945
Consulting expense	294,506	243,153	574,906	588,914
Operating expenses	1,138,604	883,839	2,481,370	2,207,263
Operating income (loss)	(277,439)	231,318	(973,113)	(517,459)
Other income (expense):
Other income	781	9,746	2,198	17,488
Settlement income	1,250,000	-	1,250,000	1,785,000
Interest expense	-	(523)	(2,405)	(1,212)
Other income	1,250,781	9,223	1,249,793	1,801,276
Income before income taxes	973,342	240,541	276,680	1,283,817

Income tax expense	420,800	41,800	138,800	498,000

Net income	$552,542	$198,741	$137,880	$785,817

Basic net income per share	$0.05	$0.02	$0.01	$0.07

Diluted net income per share	$0.05	$0.02	$0.01	$0.07

Basic weighted average common shares outstanding	11,010,788	10,983,614	11,010,788	10,972,263

Diluted weighted average common shares outstanding	11,059,348	11,012,379	11,095,768	11,006,768

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2009	2008
Operating activities:
Net income	$137,880	$785,817
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization and depreciation	26,570	20,376
Provision for doubtful accounts	11,000	-
Provision for inventory obsolescence	(24,551)	23,498
Non cash expense related to issuance of warrants and granting of stock options	42,165	118,298
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,195)	(360,372)
(Increase) decrease in other receivables	(1,250,000)	2,409
(Increase) decrease in inventories	263,888	(480,017)
(Increase) decrease in other assets	(109,785)	89,625
(Increase) decrease in deferred taxes	138,800	498,000
Increase (decrease) in accounts payable	223,100	470,487
Increase (decrease) in accrued liabilities	1,725	9,294
Increase (decrease) in customer deposits	(21,576)	6,700
Increase (decrease) in income taxes payable	(69,803)	-
Net cash provided by operating activities	(633,782)	1,184,115
Investing activities:
Purchases of property and equipment	-	(40,246)
Proceeds from disposal of property and equipment	-	5,268
Net cash used in investing activities	-	(34,978)
Financing activities:
Payments on contracts payable	(43,645)	(46,200)
Payments on patent license financed	(2,980)	(16,788)
Net cash used in financing activities	(46,625)	(62,988)
Net increase (decrease) in cash and cash equivalents	(680,407)	1,086,149
Cash and cash equivalents, beginning of period	1,225,723	1,022,555
Cash and cash equivalents, end of period	$545,316	$2,108,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,405	$690
Income taxes	$69,803	$-
Non Cash Investing and Financing Activities:
Common stock issued for services	$-	$25,000
See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Earnings Per Share

We follow the Financial Accounting Standards Board Acounting Standards Codification ("ASC") No. 260.  Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 6 for a discussion of commitments to issue additional shares of common stock and warrants.

Stock Based Compensation

We account for stock based compensation under ASC Nos. 718 and 505. ASC Nos. 718 and 505 require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

We have selected the Black-Scholes method of valuation for share-based compensation. The charge is recognized in non-cash compensation, which is included in stock-based compensation expense, on a straight-line basis over the remaining service period based on the options’ original estimate of fair value.

We apply ASC Nos. 718 and 505 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three and six months ended September 30, 2009 we incurred research and development expenses of $11,220 and $50,895, respectively, compared to $20,357 and $68,223 for the corresponding periods of the previous fiscal year.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2.	NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 105, FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, except for rules and interpretive releases by the Securities and Exchange Commission (“SEC”) which are sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for interim and annual periods ending after September 15, 2009. We adopted ASC 105 on July 1, 2009, and all references made to GAAP within our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, the adoption of ASC 105 did not have an impact on our financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	March 31,
	2009	2009

Accounts receivable – trade	$1,160,141	$1,156,946
Allowance for doubtful accounts	(72,000)	(61,000)

Accounts receivable, net	$1,088,141	$1,095,946

At September 30, 2009, we had two customers which accounted for 25% and 22%, respectfully, of our accounts receivable balances. At March 31, 2009, we had four customers which accounted for 29%, 26%, 17% and 15%, respectfully, of our accounts receivable balances.

For the six months ended September 30, 2009, we had three significant customers which accounted for 26%, 23% and 16%, respectfully, of sales.  For the six months ended September 30, 2008, we had three significant customers which accounted for 22%, 21% and 17%, respectfully, of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.	INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2009	2009

Raw materials	$616,355	$802,117
Finished products	359,433	417,024
Boxes, labels, tubes & bottles	246,147	266,682
	1,221,935	1,485,823
Reserve for obsolescence	(124,031)	(148,582)
	$1,097,904	$1,337,241

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:
	September 30,	March 31,
	2009	2009

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	10,700	14,500
	196,697	200,497

Less accumulated amortization	76,070	66,141

	$120,627	$134,356

6.	EQUITY TRANSACTIONS

We recorded non-cash compensation expense for stock options and warrants issued to employees and consultants of $5,705 and $42,165 for the three and six months ended September 30, 2009 and $41,632 and $118,298 for the three and six months ended September 30, 2008.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Expected term of options and warrants	-	5 years	5 years	5 years
Expected volatility	-	56%	73%	56% to 61%
Expeceted dividends	-	None	None	None
Risk-free interest rate	-	3.12% to 3.33%	2.95%	3.12% to 3.54%
Forteitures	-	0%	0%	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Six Months Ended
	September 30, 2009
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,249,000	$1.49
Granted	240,000	0.31
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,489,000	1.30

Exercisable at end of the the period	1,369,000	$1.39

Weighted average fair value of options granted during the period	240,000	$0.19

As of September 30, 2009, the unamortized portion of stock compensation expense on all existing stock options was $17,114.

A summary of other warrants outstanding follows:

	For the Six Months Ended
	September 30, 2009
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	4,077,957	$1.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,077,957	1.18

Exercisable at end of the the period	4,077,957	$1.18

Weighted average fair value of warrants granted during the period	-	$-

7.	INCOME TAXES

We have adopted ASC 740 which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of September 30, 2009.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2006 – 2008
California	2006 – 2008

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

8.	PURCHASE AND SUPPLY BUYOUT AGREEMENT

In September 2009, we entered into an agreement with one of our customers whereby they bought out the remaining order commitments under a previous Purchase and Supply Agreement.  As part of the buyout agreement, we agreed to a one time payment of $1,250,000 to satisfy their purchase commitments which were scheduled to continue through May 2013.  Also, as part of the agreement, we were not required to ship any product.  The negotiated amount was reflected as other income and other accounts receivable for the quarter ended September 30, 2009.  We received the payment of $1,250,000 on October 1, 2009.

9.	FINANCIAL STATEMENT DISCLOSURES

We  evaluated events through November 9, 2009 for consideration as a subsequent event to be included in our September 30, 2009 financial statements, issued November 9, 2009.

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

3.   Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104) and ASC 605.   SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. ASC 605 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on  resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for payments made to customers in accordance with ASC 605, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC 605 are recorded as sales and marketing expense.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the three and six months ended September 30, 2009, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three and six months ended September 30, 2009, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended
			Increase
	9/30/09	9/30/08	(Decrease)%

Statements of Operations:
Net sales	$1,900,619	$2,656,378	$(755,759)	-28.5%
Cost of goods sold	1,039,454	1,541,221	(501,767)	-32.6%
% of net sales	54.7%	58.0%	-3.3%	-5.7%
Gross profit	861,165	1,115,157	(253,992)	-22.8%
% of net sales	45.3%	42.0%	3.3%	7.9%
Operating expenses
General and administrative	574,976	419,931	155,045	36.9%
Payroll expense	269,122	220,755	48,367	21.9%
Consulting expense	294,506	243,153	51,353	21.1%
Total operating expenses	1,138,604	883,839	254,765	28.8%
Interest expense	-	(523)	523	NM
Settlement income	1,250,000	-	1,250,000	NM
Other income	781	9,746	(8,965)	-92.0%
Provision for taxes	420,800	41,800	(379,000)	-906.7%
Net income	552,542	198,741	353,801	178.0%
Net income per share basic	0.05	0.02	0.03	150.0%

Net Sales

Net sales for the quarter ended September 30, 2009 decreased $755,759, a 28.5% decrease, to $1,900,619 compared to $2,656,378 for the quarter ended September 30, 2008.  The primary reasons for the sales decrease are a reduction of approximately $1,100,000 in distributor sales as a result of entering into an acceleration agreement with one of our customers which was reflected as other income and  a reduction of approximately $150,000 in sales of our weight loss product offset by increases in sales of our own branded product, Inflame Away Celadrin®, to the mass market segment of approximately $260,000 and the introduction of a new probiotic product to enhance immune health, BioGuard®, which added approximately $150,000. We anticipate, sales for the mass market segment to continue to provide improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 58% for the quarter ended September 30, 2008 to 55% for the quarter ended September 30, 2009.  This decrease was primarily due to increased sales of our branded products providing an economy of scale related to promotions and allowances.

General and Administrative

General and administrative expenses increased by $155,045, a 36.9% increase, to $574,976 for the quarter ended September 30, 2009 from $419,931 for the quarter ended September 30, 2008.  The primary reason for the increase was an approximate $140,000 increase in advertising expenses for InflameAway.  We anticipate continued increases in general and administrative expenses as a result of increasing our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $269,122 for the quarter ended September 30, 2009, an increase of 21.96% or $48,367, compared to $220,755 for the quarter ended September 30, 2008.   This increase was a result of bonuses during the current fiscal period.

Consulting Expenses

Consulting expenses increased to $294,506 for the quarter ended September 30, 2009, an increase of 21.1% or $51,353 compared to $243,153 for the quarter ended September 30, 2008.  This increase was a result of initiating a public relations and investor relations programs during the current quarter.

Settlement Income

During the quarter ended September 30, 2009, we entered into an agreement with one of our customers whereby they bought out their remaining order commitments in exchange for a cancellation of a supply agreement.  We agreed to a one time payment of $1,250,000 to satisfy their purchase commitments which were scheduled to continue through May 2013.

Provision for Income Taxes

Income tax expense of $420,800 was recognized during the current quarter compared to $41,800 recognized during the quarter ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

	Six Months Ended
			Increase
	9/30/09	9/30/08	(Decrease)%

Statements of Operations:
Net sales $	3,602,909	$4,050,736	$(447,827)	-11.1%
Cost of goods sold	2,094,652	2,360,932	(266,280)	-11.3%
% of net sales	58.1%	58.3%	-0.2%	-0.3%
Gross profit	1,508,257	1,689,804	(181,547)	-10.7%
% of net sales	41.9%	41.7%	0.2%	0.5%
Operating expenses
General and administrative	1,382,925	1,025,404	357,521	34.9%
Payroll expense	523,539	592,945	(69,406)	-11.7%
Consulting expense	574,906	588,914	(14,008)	-2.4%
Total operating expenses	2,481,370	2,207,263	274,107	12.4%
Interest expense	(2,405)	(1,212)	(1,193)	98.4%
Settlement income	1,250,000	1,785,000	(535,000)	-30.0%
Other income	2,198	17,488	(15,290)	-87.4%
Provision for taxes	138,800	498,000	(359,200)	-72.1%
Net income	137,880	785,817	(647,937)	-82.5%
Net income per share basic	0.01	0.07	(0.06)	-85.7%
Net income per share diluted	0.01	0.07	(0.06)	-85.7%

Net Sales

Net sales for the six months ended September 30, 2009 decreased $447,827, a 11.1% decrease, to $3,602,909 compared to $4,050,736 for the six months ended September 30, 2008.   The primary reasons for the sales decrease are a reduction of approximately $1,250,000 in distributor sales as a result of entering into an acceleration agreement with one of our customers which was reflected as other income offset by an increase of approximately $635,000 in sales of our branded products and an increase in sales of approximately $175,000 for our weight loss product.  We anticipate, sales for the mass market segment to continue to provide improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at  58.1% for the six months ended September 30, 2009 compared to 58.3% for the six months ended September 30, 2008.

General and Administrative

General and administrative expenses increased by $357,521, a 34.9% increase, to $1,382,925 for the six months ended September 30, 2009 from $1,025,404 for the six months ended September 30, 2008.  The primary reason for the increase was an approximate $326,000 increase in advertising expenses for InflameAway.  We anticipate continued increases in general and administrative expenses as a result of increasing our advertising campaign for our InflameAway product and an increase in clinical research studies.

Payroll Expense

Payroll expense decreased to $523,539 for the six months ended September 30, 2009, a decrease of 11.7% or $69,406, compared to $592,945 for the six months ended September 30, 2008.   This decrease was a result of bonuses during the previous fiscal period as a result of a legal settlement not being duplicated during the current fiscal period.

Consulting Expenses

Consulting expenses decreased to $574,906 for the six months ended September 30, 2009, a decrease of 2.4% or $14,008 compared to $588,914 for the six months ended September 30, 2008.  This decrease was a result of litigation expenses related to the settlement of a potential trademark infringement case during the prior fiscal year period not being duplicated during the current fiscal year period offset by the initiation of public relations and investor relations programs during the current fiscal period.

Settlement Income

During the six months ended September 30, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark.  In addition, we entered into a supply agreement with the same company whereby we would provide Celadrin for use in their products.  During the six months ended September 30, 2009, we entered into a buyout  agreement whereby we received $1,250,000 for the cancellation of the supply agreement.

Provision for Income Taxes

Income tax expense of $138,800 was recognized during the six months ended September 30, 2009 compared to $498,000 recognized during the six months ended September 30, 2008.

Capital Resources

Working Capital
			Increase
	9/30/09	3/31/09	(Decrease)

Current assets	$4,606,373	$4,303,138	$303,235
Current liabilities	617,106	530,285	86,821
Working capital	$3,989,267	$3,772,853	$216,414

Long-term debt	$-	$-	$-

Stockholders' equity	$4,233,172	$4,053,127	$180,045

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	9/30/09	9/30/08	(Decrease)
Net cash provided by (used in):
Operating activities	$(633,782)	$1,184,115	$(1,817,897)
Investing activities	$-	$(34,978)	$34,978
Financing activities	$(46,625)	$(62,988)	$16,363

Balance Sheet Select Information
			Increase
	9/30/09	3/31/09	(Decrease)

Cash and cash equivalients	$545,316	$1,225,723	$(680,407)

Accounts receivable, net	$1,088,141	$1,095,946	$(7,805)

Inventories, net	$1,097,904	$1,337,241	$(239,337)

Accounts payable and accrued expenses	$579,832	$355,007	$224,825

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2009, we had cash holdings of $545,316, a decrease of $680,407 compared to March 31, 2009. On October 1, 2009, we received $1,250,000 as an acceleration of a supply agreement.  Our net working capital position at September 30, 2009, was $3,989,267 compared to $3,772,853 as of March 31, 2009.  We have initiated a direct mass market strategy with our own products, InflameAway and BioGuard.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  A significant portion of our working capital may be needed to implement the mass market advertising campaign and the new drug development trials.  We believe that our cash position plus potential debt or equity financings will be sufficient to fund our operating activities for at least the next 12 months.

New Accounting Standards

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance in the Company’s financial reporting.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended September 30, 2009, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 23%, 19% and 17% of our net sales for the year ended March 31, 2009 and 29% and 16% for the year ended March 31, 2008.  During the six months ended September 30, 2009, we entered into a buyout agreement with our largest customer which will result in no significant revenue from that customer in future periods.  We have several other customers with increased revenue during the six months ended September 30, 2009 which will, at least, partially offset the loss of this significant customer.  If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

IMAGENETIX, INC.
a Nevada corporation

Date: November 9, 2009	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)