Form 10-Q
period 2009-12-31
IMAGENETIX INC /NV/
filed 2010-02-08
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,010,788

(Class)	Outstanding at February 8, 2010

Imagenetix, Inc.
INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of December 31, 2009
		(unaudited) and March 31, 2009	3

		Condensed Consolidated Statements of Earnings for the three
		and nine months ended December 31, 2009 and 2008 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine
		months ended December 31, 2009 and 2008 (unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial
		Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

	Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	18
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Submission of Matters to a Vote of Security Holders	21
	Item 5.	Other Information	*
	Item 6.	Exhibits	22

SIGNATURES

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
 Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,527,635	$1,225,723
Accounts receivable, net	1,338,444	1,095,946
Inventories, net	966,957	1,337,241
Prepaid expenses and other current assets	166,529	109,028
Deferred tax asset	550,000	535,200

Total current assets	4,549,565	4,303,138

Property and equipment, net	90,957	115,918
Long-term prepaid expenses	21,000	30,000
Other assets	113,762	134,356

Total Assets	$4,775,284	$4,583,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$536,576	$274,311
Accrued liabilities	72,110	80,696
Income tax payable	-	69,803
Customer deposits	28,311	58,850
Contract payable	107,061	43,645
Short term license payable	-	2,980

Total Current Liabilities	744,058	530,285

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 11,010,788 issued and outstanding at
December 31 and March 31, 2009, respectively	11,010	11,010
Capital in excess of par value	12,786,314	12,651,936
Accumulated deficit	(8,766,098)	(8,609,819)
Total stockholders' equity	4,031,226	4,053,127
Total Liabilities and Stockholders' Equity	$4,775,284	$4,583,412
See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
 Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net sales	$1,765,049	$2,083,797	$5,367,958	$6,134,533

Cost of sales	878,224	1,019,255	2,972,876	3,380,187

Gross profit	886,825	1,064,542	2,395,082	2,754,346

Operating expenses:
General and administrative	573,214	564,415	1,956,139	1,589,819
Payroll expense	325,386	249,375	848,925	842,320
Consulting expense	433,761	256,215	1,008,667	845,129
Operating expenses	1,332,361	1,070,005	3,813,731	3,277,268
Operating income (loss)	(445,536)	(5,463)	(1,418,649)	(522,922)
Other income (expense):
Other income	3,477	5,689	5,675	23,177
Settlement income	-	-	1,250,000	1,785,000
Interest expense	-	(352)	(2,405)	(1,564)
Other income	3,477	5,337	1,253,270	1,806,613
Income (loss) before income taxes	(442,059)	(126)	(165,379)	1,283,691

Income tax expense (benefit)	(147,900)	100	(9,100)	498,100

Income (loss)	$(294,159)	$(226)	$(156,279)	$785,591

Basic income (loss) per share	$(0.03)	$(0.00)	$(0.01)	$0.07

Diluted income (loss) per share	$(0.03)	$(0.00)	$(0.01)	$0.07

Basic weighted average common shares outstanding	11,010,788	11,010,788	11,010,788	10,985,058

Diluted weighted average common shares outstanding	11,010,788	11,010,788	11,010,788	11,009,212

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$(156,279)	$785,591
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Amortization and depreciation	39,855	32,622
Provision for doubtful accounts	11,000	(774)
Provision for inventory obsolescence	(41,142)	13,372
Non cash expense related to issuance of warrants
and granting of stock options	134,378	139,356
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(253,498)	(449,352)
(Increase) decrease in employee receivable	-	2,409
(Increase) decrease in inventories	411,426	(378,751)
(Increase) decrease in other assets	(48,500)	132,213
(Increase) decrease in deferred taxes	(9,100)	498,100
Increase (decrease) in accounts payable	262,264	(13,253)
Increase (decrease) in accrued liabilities	(8,586)	(1,883)
Increase (decrease) in customer deposits	(30,539)	(59,966)
Increase (decrease) in income taxes payable	(69,803)	-
Net cash provided by (used in) operating activities	241,476	699,684
Investing activities:
Purchases of property and equipment	-	(43,465)
Proceeds from disposal of property and equipment	-	5,268
Net cash used in investing activities	-	(38,197)
Financing activities:
Proceeds from contracts payable	114,391	92,219
Payments on contracts payable	(50,975)	(46,200)
Payments on patent license financed	(2,980)	(25,436)
Net cash provided by financing activities	60,436	20,583
Net increase (decrease) in cash and cash equivalents	301,912	682,070
Cash and cash equivalents, beginning of period	1,225,723	1,022,555
Cash and cash equivalents, end of period	$1,527,635	$1,704,625

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,405	$1,564
Income taxes	$69,803	$-
Non Cash Investing and Financing Activities:
Common stock issued for services	$-	$25,000
See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Earnings Per Share

We follow the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 260.  Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 6 for a discussion of commitments to issue additional shares of common stock and warrants.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three and nine months ended December 31, 2009 we incurred research and development expenses of $14,188 and $65,083, respectively, compared to $16,444 and $84,667, respectively, for the corresponding periods of the previous fiscal year.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2.	NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 105, FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, except for rules and interpretive releases by the Securities and Exchange Commission (“SEC”) which are sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification was effective for interim and annual periods ending after September 15, 2009. We adopted ASC 105 on July 1, 2009, and all references made to GAAP within our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, the adoption of ASC 105 did not have an impact on our financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31,	March 31,
	2009	2009

Accounts receivable - trade	$1,410,444	$1,156,946
Allowance for doubtful accounts	(72,000)	(61,000)

Accounts receivable, net	$1,338,444	$1,095,946

At December 31, 2009, we had three customers which accounted for 51%, 18% and 10%, respectfully, of our accounts receivable balances. At March 31, 2009, we had four customers which accounted for 29%, 26%, 17% and 15%, respectfully, of our accounts receivable balances.

For the nine months ended December 31, 2009, we had three significant customers which accounted for 32%, 18% and 15%, respectfully, of sales.  For the nine months ended December 31, 2008, we had three significant customers which accounted for 25%, 22% and 16%, respectfully, of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.	INVENTORIES

Inventories consist of the following:

	December 31,	March 31,
	2009	2009

Raw materials	$600,435	$802,117
Finished products	277,788	417,024
Boxes, labels, tubes & bottles	196,174	266,682
	1,074,397	1,485,823
Reserve for obsolescence	(107,440)	(148,582)
	$966,957	$1,337,241

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	December 31,	March 31,
	2009	2009

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	8,800	14,500
	194,797	200,497

Less accumulated amortization	81,035	66,141

	$113,762	$134,356

6.	EQUITY TRANSACTIONS

We recorded non-cash compensation and non-cash general and administrative expense for stock options and warrants issued to employees and consultants of $92,213 and $134,378, respectively, for the three and nine months ended December 31, 2009 and $21,058 and $139,356, respectively, for the three and nine months ended December 31, 2008.

The significant assumptions used in the Black-Scholes model to estimate the compensation and general and administrative expense for the issuance of stock options and warrants are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Expected term of options and warrants	5 years	5 years	5 years	5 years
Expected volatility	78%	56%	73% to 78%	56% to 61%
Expeceted dividends	None	None	None	None
Risk-free interest rate	2.16% to 2.20%	3.12% to 3.33%	2.16% to 2.95%	3.12% to 3.54%
Forteitures	0%	0%	0%	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Nine Months Ended
	December 31, 2009
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,249,000	$1.49
Granted	340,000	0.42
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,589,000	1.26

Exercisable at end of the the period	1,469,000	$1.34

Weighted average fair value of options
granted during the period	340,000	$0.23

As of December 31, 2009, the unamortized portion of stock compensation expense on all existing stock options was $75,475.

A summary of other warrants outstanding follows:

	For the Nine Months Ended
	December 31, 2009
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	4,077,957	$1.18
Granted	300,000	0.70
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	4,377,957	1.15

Exercisable at end of the the period	4,377,957	$1.15

Weighted average fair value of warrants
granted during the period	300,000	$0.39

7.	INCOME TAXES

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of December 31, 2009.  The following table summarizes the open tax years for each major jurisdiction:

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

In September 2009, we entered into an agreement with one of our customers whereby they bought out the remaining order commitments under a previous Purchase and Supply Agreement.  As part of the buyout agreement, we agreed to a one time payment of $1,250,000 to satisfy their purchase commitments which were scheduled to continue through May 2013.  Also, as part of the agreement, we were not required to ship any product.  The negotiated amount was reflected as other income during the nine months ended December 31, 2009.

9.	FINANCIAL STATEMENT DISCLOSURES

We  evaluated events through February 8, 2010 for consideration as a subsequent event to be included in our December 31, 2009 financial statements, issued February 8, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and will record a liability as necessary.   For the three and nine months ended December 31, 2009, there were no returns that would suggest a liability needed to be recorded.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three and nine months ended December 31, 2009, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

	Three Months Ended
			Increase
	12/31/09	12/31/08	(Decrease)%

Statements of Operations:
Net sales	$1,765,000	$2,084,000	$(319,000)	-15.3%
Cost of goods sold	878,000	1,019,000	(141,000)	-13.8%
% of net sales	49.7%	48.9%	0.8%	1.7%
Gross profit	887,000	1,065,000	(178,000)	-16.7%
% of net sales	50.3%	51.1%	-0.8%	-1.7%
Operating expenses
General and administrative	573,000	565,000	8,000	1.4%
Payroll expense	325,000	249,000	76,000	30.5%
Consulting expense	434,000	256,000	178,000	69.5%
Total operating expenses	1,332,000	1,070,000	262,000	24.5%
Interest expense	-	-	-	NM
Other income	3,000	5,000	(2,000)	-40.0%
Provision for (benefit from) taxes	(148,000)	-	(148,000)	NM
Net income (loss)	(294,000)	-	(294,000)	NM
Net income (loss) per share basic	(0.03)	-	(0.03)	NM
Net income (loss) per share diluted	(0.03)	-	(0.03)	NM

Net Sales

Net sales for the quarter ended December 31, 2009 decreased $319,000, a 15.3% decrease, to $1,765,000 compared to $2,084,000 for the quarter ended December 31, 2008.  The primary reasons for the sales decrease are a reduction of approximately $726,000 in distributor sales as a result of entering into an acceleration agreement with one of our customers during the previous fiscal quarter and  a reduction of approximately $300,000 in sales of our weight loss product offset by increases in sales of our own branded product, Inflame Away Celadrin®, to the mass market segment of approximately $733,000. We anticipate, sales for the mass market segment to continue to provide improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at 49% for the quarter ended December 31, 2008 compared to 50% for the quarter ended December 31, 2009.

General and Administrative

General and administrative expenses remained stable at $573,000 for the quarter ended December 31, 2009 compared to $565,000 for the quarter ended December 31, 2008. We anticipate future increases in general and administrative expenses as expect to increase our advertising campaign for our Inflame Away product and an increase in clinical research studies.

Payroll Expense

Payroll expense increased to $325,000 for the quarter ended December 31, 2009, an increase of 30.5% or $76,000 compared to $249,000 for the quarter ended December 31, 2008. This increase was a result of non-cash compensation increases related to employee stock options, an increase in bonuses and a general increase in salaries during the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses increased to $434,000 for the quarter ended December 31, 2009, an increase of 69.5% or $178,000 compared to $256,000 for the quarter ended December 31, 2008. This increase was a result of the costs to initiate a public relations and investor relations program of approximately $30,000, the expenses of the annual meeting of approximately $16,000 and an increase in product demonstrations at club stores of approximately $120,000.

Provision for Income Taxes

An income tax benefit of $148,000 was recognized during the current quarter compared to none recognized during the quarter ended December 31, 2008.

Nine months ended December 31, 2009 Compared to Nine months ended December 31, 2008

	Nine Months Ended
			Increase
	12/31/09	12/31/08	(Decrease)%

Statements of Operations:
Net sales	$5,368,000	$6,135,000	$(767,000)	-12.5%
Cost of goods sold	2,973,000	3,380,000	(407,000)	-12.0%
% of net sales	55.4%	55.1%	0.3%	0.5%
Gross profit	2,395,000	2,755,000	(360,000)	-13.1%
% of net sales	44.6%	44.9%	-0.3%	-0.6%
Operating expenses
General and administrative	1,956,000	1,590,000	366,000	23.0%
Payroll expense	849,000	842,000	7,000	0.8%
Consulting expense	1,009,000	845,000	164,000	19.4%
Total operating expenses	3,814,000	3,277,000	537,000	16.4%
Interest expense	(2,000)	(2,000)	-	0.0%
Settlement income	1,250,000	1,785,000	(535,000)	-30.0%
Other income	6,000	23,000	(17,000)	-73.9%
Provision for (benefit from) taxes	(9,000)	498,000	(507,000)	NM
Net income (loss)	(156,000)	786,000	(942,000)	NM
Net income (loss) per share basic	(0.01)	0.07	(0.08)	NM
Net income (loss) per share diluted	(0.01)	0.07	(0.08)	NM

Net Sales

Net sales for the nine months ended December 31, 2009 decreased $767,000, a 12.5% decrease, to $5,368,000 compared to $6,135,000 for the nine months ended December 31, 2008. The primary reasons for the sales decrease are a reduction of approximately $1,566,000 in distributor sales as a result of entering into an acceleration agreement with one of our customers which was reflected as other income and a decrease in sales of approximately $574,000 for our weight loss product offset by an increase of approximately $1,374,000 in sales of our branded products to the mass market segment. We anticipate, sales for the mass market segment to continue to provide improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at 55% for both the nine months ended December 31, 2009 and December 31, 2008.

General and Administrative

General and administrative expenses increased by $366,000, a 23.0% increase, to $1,956,000 for the nine months ended December 31, 2009 from $1,590,000 for the nine months ended December 31, 2008. The primary reason for the increase was an approximate $290,000 increase in advertising expenses for InflameAway and other general increases related to product introduction. We anticipate continued increases in general and administrative expenses as a result of increasing our advertising campaign for our InflameAway product and an increase in clinical research studies.

Payroll Expense

Payroll expense remained stable at $829,000 for the nine months ended December 31, 2009, compared to $842,000 for the nine months ended December 31, 2008.

Consulting Expenses

Consulting expenses increased to $1,009,000 for the nine months ended December 31, 2009, an increase of 19.4% or $164,000 compared to $845,000 for the nine months ended December 31, 2008. This increase was a result of the costs to initiate a public relations and investor relations program of approximately $30,000, the expenses of the annual meeting of approximately $16,000 and an increase in product demonstrations at club stores of approximately $120,000.

Settlement Income

During the nine months ended December 31, 2008, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin trademark. In addition, we entered into a supply agreement with the same company whereby we would provide Celadrin for use in their products. During the nine months ended December 31, 2009, we entered into a buyout agreement whereby we received $1,250,000 for the cancellation of the supply agreement.

Provision for Income Taxes

An income tax benefit of $9,000 was recognized during the nine months ended December 31, 2009 compared to income tax expense of $498,000 recognized during the nine months ended December 31, 2008.

Capital Resources

Working Capital
			Increase
	12/31/09	3/31/09	(Decrease)

Current assets	$4,549,565	$4,303,138	$246,427
Current liabilities	744,058	530,285	213,773
Working capital	$3,805,507	$3,772,853	$32,654

Long-term debt	$-	$-	$-

Stockholders' equity	$4,031,226	$4,053,127	$(21,901)

Statements of Cash Flows Select Information
	Nine Months Ended		Increase
	12/31/09	12/31/08	(Decrease)
Net cash provided by (used in):
Operating activities	$241,476	$699,684	$(458,208)
Investing activities	$-	$(38,197)	$38,197
Financing activities	$60,436	$20,583	$39,853

Balance Sheet Select Information
			Increase
	12/31/09	3/31/09	(Decrease)

Cash and cash equivalients	$1,527,635	$1,225,723	$301,912

Accounts receivable, net	$1,338,444	$1,095,946	$242,498

Inventories, net	$966,957	$1,337,241	$(370,284)

Accounts payable and accrued expenses	$608,686	$355,007	$253,679

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2009, we had cash holdings of $1,527,635, an increase of $301,912 compared to March 31, 2009. Our net working capital position at December 31, 2009, was $3,805,507 compared to $3,772,853 as of March 31, 2009. We have initiated a direct mass market strategy with our own products, InflameAway and BioGuard. In addition, we recently received a new patent for a drug candidate which, if the drug is successfully comercialized, will address periodontal diseases. We have started the initial new drug process and have completed several animal studies. A significant portion of our working capital may be needed to implement the mass market advertising campaign and the new drug development trials. We believe that our cash position plus potential debt or equity financings will be sufficient to fund our operating activities for at least the next 12 months.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance in the Company’s financial reporting.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended December 31, 2009, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Sun Research Arbitration

On November 23, 2009, Sun Research, Inc., a sales distributor for Imagenetix, submitted a demand for arbitration with the American Arbitration Association related to a Regional Distributor Agreement entered into on March 31, 2008. Sun Research asserts that under the terms of the Agreement, it is entitled to compensation from an acceleration agreement Imagenetix entered into with a customer. Sun Research has demanded damages of approximately $265,625 (excluding claims for costs, interests and attorneys fees). The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that Sun Research's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 23%, 19% and 17% of our net sales for the year ended March 31, 2009 and 29% and 16% for the year ended March 31, 2008. During the nine months ended December 31, 2009, we entered into a buyout agreement with our largest customer which will result in no significant revenue from that customer in future periods. We have several other customers with increased revenue during the nine months ended December 31, 2009 which will, at least, partially offset the loss of this significant customer. If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,010,788 common shares outstanding which are freely tradeable or saleable under Rule 144. We also have outstanding common stock warrants and stock options exercisable into up to 5,966,957 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, we issued common stock purchase warrants as follows:

Common Stock Purchase Warrants
Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
Frank Sajovic	10/7/2009	100,000	$0.70	10/7/2014
Jeffrey Kraws	11/20/2009	100,000	$0.70	11/20/2014
Karen Goldfarb	11/20/2009	100,000	$0.70	11/20/2014

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our fiscal 2009 Annual Meeting of Shareholders held on November 17, 2009, the following individuals were elected to the Board of Directors of the Company: William Spencer, Robert Burg, Barry King, Jeffrey McGonegal and Debra Spencer.

The following proposals were approved at our Annual Meeting of Shareholders:

1.	Proposal to increase the number of shares authorized under our 2000 Stock Option Plan from 1,500,000 to 2,000,000:

Votes For	Votes Against	Votes Abstaining
3,968,518	1,660,648	3,459,461

2.	Proposal to ratify management’s selection of HJ Associates & Consultants, LLP as our independent auditors:

Votes For	Votes Against	Votes Abstaining
9,086,993	300	1,334

3.	Election of Directors:

Director	Votes For	Votes Abstaining and/or Against
William Spencer	8,918,827	169,800
Robert Burg	8,901,427	184,200
Barry King	8,913,727	174,900
Jeffrey McGonegal	8,895,104	193,523
Debra Spencer	7,530,935	1,557,692

ITEM 6.     EXHIBITS.

Exhibit No.	Title

31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

Date: February 8, 2010	By	: /s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)