Form 10-K
period 2010-03-31
IMAGENETIX INC /NV/
filed 2010-06-18
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended March 31, 2010

or

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

Yes  ☐       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,410,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 11,810,788 issued and outstanding as of June 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Annual Report on Form 10-K
For the Year Ended March 31, 2010

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

We sell Celadrin,® our own branded product, directly to the mass markets through retail sellers.  We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also  offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

Our largest customers accounted for  42% and 15% of our net sales for the year ended March 31, 2010 and 23%, 19%  and 17% for the year ended March 31, 2009.

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

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2010, approximately 72% of our revenue was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product and also as a branded ingredient to be used by our wholesale customers in their own product formulations.

A number of safety and efficacy studies have been conducted on Celadrin's®  principal composition, cetylated fatty acids. Studies have been presented at international scientific conferences, with two studies having been published in the Journal of Rheumatology and one study published in the Journal of Strength and Conditioning Research. We are continuing research to determine Celadrin®'s effects on the body, including any role it may play in providing support for the normal functioning of muscles and joints. We produce a wide range of formulas using the Celadrin® compounds and market these formulations through multiple distribution channels. Our wholesale customers resell Celadrin® and other formulated products under their own labels and trade names. We do not own or have any ownership interest in the labels or trade names under which these products are sold. Using multiple manufacturing processes to produce Celadrin®, we offer the product to our customers in soft gel capsule, tablet, two-piece capsules and topical cream forms.

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

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 10% of our sales, a weight loss product which represented approximately 13% of our sales, and a probiotic, BioGuard®, for ear, nose and throat protection which represented approximately 5% of our sales for the year ended March 31, 2010.

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

Marketing and Distribution.

We market our products to customers in multiple channels of distribution. Our marketing strategy consists of:

•
Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the mass marketing of nutraceutical supplements and other nutraceutical products;

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

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31, 2010 and 2009 were as follows:

	2010	2009

Domestic sales	76.5%	98.6%

Foreign sales:
Japan	15.1	-
India	1.3	1.2
United Kingdom	0.7	0.4
Canada	0.4	(0.2)
Australia	6.0	-
Total foreign sales	23.5	1.4

Total sales	100.0%	100.0%

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

The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin®, were on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin®. Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:

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

 In April 2009, we were conveyed ownership of U.S. Patent 5,569,676.  This patent is a method for alleviating the symptoms of non-rheumatoid arthritis by administering to the afflicted subject a therapeutically effective amount of cetyl myristoleate either orally, topically, or parenterally.

In November 2009 we were issued U.S. Patent 7,612,111.  This patent is directed to compositions comprising lecithin, olive oil, esterified fatty acids and mixed tocophenols for use in the treatment and prevention of various types of arthritis and other inflammatory joint conditions, periodontal diseases and  psoriasis, which avoid many of the side effects associated with known treatments.  The compositions have the advantage of increased stability, a reduction of arachidonic acid in cells, a reduction in eicosanoid production and enhanced cell regulation and communication.  The invention also discloses methods for using the compositions for treatment and prevention.  There can be no assurance that others may not develop compounds superior to those covered by this patent.

Employees

At March 31, 2010, we had 9 full-time employees and 7 part-time consultants, including our executive officers.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 61% of our products and which represented approximately 72% of our sales for the year ended March 31, 2010. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 42% and 15% of our net sales for the year ended March 31, 2010 and 23%, 19%  and 17% for the year ended March 31, 2009.  The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

As of March 31, 2010, we have 11,010,788 common shares outstanding which are freely tradeable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 5,549,707 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None

ITEM 2.     PROPERTIES.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California.  We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from a current level of $11,830 increasing annually to $12,673 for the seventh year.  The average monthly rent for the seven-year period is $11,212.  In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a month to month lease at a monthly rent of $3,889.  This space is intended to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS.

Sun Research Arbitration

On November 23, 2009, Sun Research, Inc., a sales distributor for Imagenetix, submitted a demand for arbitration with the American Arbitration Association related to a Regional Distributor Agreement entered into on March 31, 2008.   Sun Research asserted that under the terms of the Agreement, it was entitled to compensation from an acceleration agreement Imagenetix entered into with a customer.  Sun Research has demanded damages of approximately $265,625 (excluding claims for costs, interests and attorneys fees). The Company denied the allegations and believed the claims to be frivolous and totally devoid of merit. In April 2010, the Company and Sun Research agreed to settle the dispute by the Company paying $82,000 to Sun Research over a six month period.  The $82,000 was recorded as a charge against settlement income during the fiscal year ended March 31, 2010.

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008.   TriPharma asserts that  Imagenetix breached the terms of the Agreement and seeks injunctive relief and unspecified damages.  The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that TriPharma's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

ITEM 4.     RESERVED.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2010 and 2009:

	Closing Price
	High	Low

Fiscal Year Ended March 31, 2010
First Quarter	$0.48	$0.25
Second Quarter	$0.84	$0.38
Third Quarter	$0.80	$0.34
Fourth Quarter	$0.59	$0.36

Fiscal Year Ended March 31, 2009
First Quarter	$1.00	$0.60
Second Quarter	$0.83	$0.35
Third Quarter	$0.60	$0.25
Fourth Quarter	$0.50	$0.16

 We had approximately 300 shareholders of record as of June 18, 2010. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

In May 2010 we issued common stock and common stock purchase warrants as follows:

Common Stock

	Date Stock		Price per
Stockholder	Issued	Number of Shares	Share	Consideration
Lake Street Fund LP	5/28/2010	500,000	$0.50	Cash
MidSouth Investor Fund LP	5/28/2010	300,000	$0.50	Cash

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
James & Josephine Zolin	5/27/2010	50,000	$0.50	5/27/2015
Anthony W. & Barbara Opperman	5/27/2010	100,000	$0.50	5/27/2015
Kim Vanderlinden	5/27/2010	12,500	$0.50	5/27/2015
Chris Lahiji	5/27/2010	5,000	$0.50	5/27/2015
Kleeman Family 2004 Revocable Trust	5/27/2010	25,000	$0.50	5/27/2015
Olivier Morin	5/27/2010	12,500	$0.50	5/27/2015

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

The proceeds received from the issuance of the above securities will be used for working capital purposes.

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable

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

We sell our own branded product, Celadrin®, directly to the mass markets through retail sellers.  We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also  offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

Critical Accounting Policies and Estimates

We have identified nine accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

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

4.    Property and Equipment
Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 360.  Under ASC No. 360, long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

5.   Trademarks and Patents
Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 17 years for trademarks.   The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of ASC No. 360 as discussed above.

6.  Stock Based Compensation
We adopted ASC Nos.718 and 505, which require that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

7.   Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104) and ASC No. 605.  SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. ASC No. 605 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for payments made to customers in accordance with ASC No. 605, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $1,185,000 and $261,000 for the years ended March 31, 2010 and 2009.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   For the year ended March 31, 2010, we recorded a reserve of $86,000 for potential returns, allowances and product buy backs.

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

8.   Income Taxes

We account for income taxes in accordance with ASC No. 740.  This statement requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

9.   Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the years ended March 31, 2010 and 2009 we incurred research and development expenses of $127,540 and $69,667, respectively.

Selected Financial Information

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009

	Year Ended
			Increase
	3/31/10	3/31/09	(Decrease)%

Statements of Operations
Net sales	$6,596,071	$7,460,872	$(864,801)	-11.6%
Cost of goods sold	3,732,252	4,003,303	(271,051)	-6.8%
% of net sales	56.6%	53.7%	2.9%	5.5%
Gross profit	2,863,819	3,457,569	(593,750)	-17.2%
% of net sales	43.4%	46.3%	-2.9%	-6.3%
Operating expenses
General and administrative	2,571,080	2,240,988	330,092	14.7%
Payroll expense	1,089,597	1,076,473	13,124	1.2%
Consulting expense	1,481,331	1,059,309	422,022	39.8%
Total operating expenses	5,142,008	4,376,770	765,238	17.5%
Interest expense	(2,405)	(1,741)	664	38.1%
Settlement income	1,168,000	1,785,000	(617,000)	-34.6%
Other income	7,790	25,012	(17,222)	-68.9%
Income tax (expense) benefit	407,700	(459,114)	866,814	NM
Net income (loss)	(697,104)	429,956	1,127,060	NM
Net income (loss) per share basic and diluted	(0.06)	0.04	(0.10)	NM

Net Sales

Net sales for the year ended March 31, 2010 decreased $864,801, 11.6%, to $6,596,071 compared to $7,460,872 for the year ended March 31, 2009.  Net sales to distributors and wholesalers decreased by approximately $2,040,000 and to our weight loss customers by approximately $530,000.  These decreases were partially offset by a $1,840,000 increase in net sales to the mass market.  We anticipate the sales increases to the mass market to continue during our next fiscal year as a result of an expanding customer base and our continuing marketing and advertising campaigns.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased from 54% for the year ended March 31, 2009 to 57% for the year ended March 31, 2010.  This increase was primarily due to an increase in mass market customer allowances and promotions which are reduced from revenue and negatively impact cost of goods sold as a percentage of net sales.

General and Administrative

General and administrative expenses increased by $330,092, a 14.7% increase, to $2,571,080 for the year ended March 31, 2010 from $2,240,988 for the year ended March 31, 2009.  The primary reasons for the increase were an approximate increase of $158,000 of marketing costs related to introducing Celadrin® into the mass market, $63,000 increase in research and development expenses related to clinical studies and advancement of the periodontal drug candidate, and a $112,000 increase in facility, insurance and travel expenses.

Payroll Expense

Payroll expense increased to $1,089,597 for the year ended March 31, 2010, an increase of 1.2% or $13,124, compared to $1,076,473 for the year ended March 31, 2009.   This increase was a result of  normal salary and bonus increases during the current fiscal year.

Consulting Expenses

Consulting expenses increased to $1,481,331 for the year ended March 31, 2010, an increase of 39.8% or $422,022, compared to $1,059,309 for the year ended March 31, 2009.  This increase was a result of  an increase of $390,000 for product demonstrations at mass market stores, an increase of $63,000 for investor relations activities, partially offset by a decrease in legal expenses of $43,000.

Other Income

During the year ended March 31, 2009, we received $2,100,000 ($1,785,000 after costs) as a result of entering into a settlement agreement with a company we alleged was infringing on the Celadrin® trademark.  In addition, we entered into a supply agreement with the same company whereby we provided Celadrin® for use in their products.  During the year ended March 31, 2010, we received an additional $1,250,000 from this customer as a result of accelerating and terminating the supply agreement which was partially offset by an $82,000 settlement with a sales distributor involved in this transaction.

Provision for Income Taxes

As a result of income during the year ended March 31, 2009, we reflected an income tax provision of $459,114 compared to income tax benefit of $407,700 for the year ended March 31, 2010 when we incurred a taxable loss.

Capital Resources

	Year Ended
			Increase
	3/31/10	3/31/09	(Decrease)

Working Capital

Current assets	$4,464,088	$4,303,138	$160,950
Current liabilities	1,190,565	530,285	660,280
Working capital	$3,273,523	$3,772,853	$(499,330)

Long-term debt	$-	$-	$-

Stockholders' equity	$3,505,258	$4,053,127	$(547,869)

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(277,059)	$274,547	$(551,606)
Investing activities	$(6,501)	$(41,839)	$35,338
Financing activities	$39,347	$(29,540)	$68,887

Balance Sheet Select Information

Cash and cash equivalents	$981,510	$1,225,723	$(244,213)

Accounts receivable, net	$1,049,047	$1,095,946	$(46,899)

Inventory, net	$1,350,041	$1,337,241	$12,800

Accounts payable and accrued expenses	$1,079,219	$355,007	$724,212

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2010, we had cash holdings of $981,510, a decrease of $244,213 compared to March 31, 2009. Our net working capital position at March 31, 2010, was $3,273,523 compared to $3,772,853 as of March 31, 2009.  This decrease was primarily the result of operating losses incurred during the year.  In May 2010, we issued common stock to two institutional investors for $400,000 and issued bridge debentures to a group of six individuals for $410,000.  The proceeds from these debt and equity financings will be used to meet working capital needs particularly an increase in inventories, accounts receivable and advertising with respect to an increased level of sales activity to our mass market customers.  We believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2010, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies:

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

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2010:

Name	Age	Position

William P. Spencer	57	Chief Executive Officer, President and Director
Debra L. Spencer	58	Secretary, Treasurer and Director
Lowell W. Giffhorn	63	Chief Financial Officer
Derek C. Boosey	67	Vice President—International
Jeffrey G. McGonegal	59	Director
Robert Burg	53	Director
Barry S. King	64	Director

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

Robert Burg  joined our board in 2005.  Since 2009, Mr. Burg is the president of CMC Golf, a worldwide leader, manufacturer, and distributor of fine golf accessories.  Since 1998, Mr. Burg has been the owner of The Burg Group, a national sales and marketing agency specializing in the golf industry.  From 1992 to 1998, Mr. Burg held several executive level positions, including President from 1995 to 1998, with Royal Grip, Inc., a publicly traded company that designed and distributed golf club grips and athletic headware.  He received a B.A. degree in Business from Great Western University in 1977.

William P. Spencer and Debra L. Spencer are married to each other.

Committees of the Board of Directors

Compensation Committee.  Our Compensation Committee is currently comprised of the following, each of whom is independent as defined under applicable NASDAQ and SEC rules: Jeffrey G. McGonegal (Committee Chair), Robert Burg, and Barry King. The Compensation Committee was formed in November 2010 and has not did hold any formal meetings during the current fiscal year.

The Compensation Committee was formed to review and recommend to the Board the salaries, bonuses and perquisites of our executive officers. The Compensation Committee also will review and recommend to the Board any new compensation or retirement plans and will administer our 2000 Stock Option Plan.  The Compensation Committee will also review and approve corporate goals and objectives relevant to the compensation of our executive officers and evaluate their performance in light of these goals and objectives.  The Compensation Committee will present a charter at its first formal meeting.  The initial charter and any changes to the charter will be recommended by the Compensation Committee and must be approved by the Board.

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.  The Audit Committee, which met four times during fiscal year 2010, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During fiscal year 2010, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

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

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2010.

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

ITEM 11.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2010	$190,846	$56,400	$30,450	$10,802	$288,498
President, CEO and Director	2009	$212,341	$50,400	$10,800	$10,802	$284,343
	2008	$178,956	$30,500	$20,000	$9,903	$239,359

Debra L. Spencer	2010	$98,920	$22,400	$12,050	$10,802	$144,172
Secretary and Director	2009	$97,032	$-	$7,200	$10,802	$115,034

Derek Boosey	2010	$98,492	$3,000	$5,700	$10,802	$117,994
Vice President	2009	$129,934	$-	$10,800	$10,802	$151,536

Lowell W. Giffhorn	2010	$106,700	$-	$5,700	$-	$112,400

The amounts included in other compensation are car allowances paid to Mr. and Mrs. Spencer and Mr. Boosey.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number	Number	Option	Option
	of	of	Exercise	Expiration
	Securities	Securities	Price	Date
	Underlying	Underlying	($)
	Unexercised	Unexercised
	Options	Options
	(#)	(#)
	Exercisable	Unexercisable
[a]	[b]	[c]	[e]	[f]
William P. Spencer	25,000	-	$2.00	Aug. 21, 2010
President, CEO and	60,000	-	$1.95	July 1, 2010
Director	25,000	-	$1.30	May 8, 2012
	30,000	-	$0.65	June 25, 2013
	15,000	15,000	$0.31	June 8, 2014
	75,000	-	$0.70	November 17, 2014

Debra L. Spencer	25,000	-	$2.00	Aug. 21, 2010
Secretary and	18,000	-	$1.95	July 1, 2010
Director	25,000	-	$1.30	May 8, 2012
	20,000	-	$0.65	June 25, 2013
	10,000	10,000	$0.31	June 8, 2014
	25,000	-	$0.70	November 17, 2014

Lowell W. Giffhorn	15,000	-	$1.95	July 1, 2010
CFO	25,000	-	$1.30	May 8, 2012
	40,000	-	$0.65	June 25, 2013
	15,000	15,000	$0.31	June 8, 2014

Derek Boosey	115,000	-	$2.00	Aug. 21, 2010
Vice President	30,000	-	$1.95	July 1, 2010
	30,000	-	$1.30	May 8, 2012
	30,000	-	$0.65	June 25, 2013
	15,000	15,000	$0.31	June 8, 2014

Employment Contracts

Effective as of August 7, 2009, we entered into employment agreements with Mr. and Mrs. Spencer and Mr. Giffhorn to serve as our President and Chief Executive Officer, Secretary, and Chief Financial Officer, respectively (the Employees).  These employment agreements have 24 month terms with automatic 24 month renewals. The employment agreements provide that the Employees may voluntarily terminate their employment with a thirty day written notice to us.  The employment agreements also provide that if the Employees are involuntarily terminated (excluding for cause), we will pay the Employees twenty-four months’ salary as severance pay.

The employment agreements contain change of control provisions that provide severance pay and other benefits in the event of a change of control. The Agreements provide for severance payments of three times the executive’s annual base salary in the event the executive’s employment is terminated, either voluntarily with “good reason” or involuntarily, during the one-year period following a change in control. Severance payments to the Employees under the change of control provisions would be in lieu of any severance otherwise due them under their employment agreements discussed above.

DIRECTOR COMPENSATION

Name	Fees	Option	Total
	Earned	Awards	($)
	or	($)
	Paid In
	Cash
	($)
[a]	[b]	(d)	[h]
Jeffrey McGonegal	$10,000	$950	$10,950
Barry King	$4,800	$950	$5,750
Robert Burg	$7,500	$950	$8,450

We estimate the fair value of the options issued to our officers and directors at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2010: dividend yield of zero percent; expected volatility of 73% to 78%, risk-free interest rates of 2.19% to 2.95%; and expected life of 5 years.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 18, 2010, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	3,083,000	27.1%
Gary J. McAdam (4)	2,904,483	23.3%
Estate of James Scibelli (5)	818,000	7.1%
Barry S. King (6)	39,000	*
Robert Burg (7)	85,000	*
Jeffrey G. McGonegal (7)	85,000	*
Lowell W. Giffhorn (8)	130,000	1.1%
Derek C. Boosey (9)	285,000	2.5%
All officers and directors as a group (7 persons) (10)	3,697,000	31.0%
*	Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3)	Comprised of 2,705,000 shares and 378,000 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4)	Comprised of 1,435,557 shares and 1,468,926 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5)	Includes 370,000 shares and 448,000 common stock purchase warrants, all of which are owned by entities controlled by the estate of Mr. Scibelli.
(6)	Comprised of 39,000 stock options.
(7)	Comprised of 85,000 stock options.
(8)	Comprised of 10,000 shares and 120,000 stock options.
(9)	Comprised of 50,000 shares and 235,000 stock options.
(10)	Comprised of 2,765,000 shares and 932,000 stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,589,000	$1.26	401,000

Equity compensation plans not approved by security holders	3,960,707	$1.15	-

Total	5,549,707	$1.18	401,000

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC., a company in which Mr. McAdam is an officer and principal stockholder. Under the agreement, Mr. McAdam provides us with business consulting in the areas of finance and marketing strategies. The agreement, which was verbally amended in January 2009, calls for us to pay a fee of $6,500 per month and can be terminated by either party with a 30 day notice.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2010 and 2009:

	HJ Associates &
	Consultants LLP
Fee category	2010	2009

Audit fees	$49,100	$51,000

Audit-related fees	$-	$-

Tax fees	$1,368	$5,891

All other fees	$-	$-

Total fees	$50,468	$56,891

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2010.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and Report of Independent Registered Certified Public Accounting Firm are included in Part II of this Report:

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2010 and 2009

Consolidated Statements of Operation- Years Ended March 31, 2010 and 2009

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2010 and 2009

Consolidated Statements of Cash Flows- Years Ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Title

3.01	Articles of Incorporation of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Amendment to Articles of Incorporation (Name change) (2)

3.04	By laws, as amended (7)

4.01	2000 Stock Option Plan (6)

10.01	Celadrin® Supply Agreement with Organic Technologies (2)

10.19	Business Partners Operations Agreement (4)

10.20	Office Lease Agreement with Bernardo Gateway Partners (5)

10.21	Patent License with University of Minnesota (5)

10.22	Patent License with EHP Products, Inc. (5)

10.23	Employment Agreement with William P. Spencer dated August 7, 2009 (7)

10.24	Employment Agreement with Debra L. Spencer dated August 7, 2009 (7)

10.25	Engagement Agreement with Lowell W. Giffhorn dated August 7, 2009 (7)

14	Code of Ethics (3)

31.1	302 Certification of William P. Spencer

31.2	302 Certification of Lowell W. Giffhorn

32.1	906 Certification of William P. Spencer

32.2	906 Certification of Lowell W. Giffhorn

(1)	Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2)
Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2005.

(4)	Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006.

(6)	Incorporated by reference to our Registration Statement on Form S-8, File Number 333-146318, filed on September 26, 2007.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Imagenetix, Inc. and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Imagenetix, Inc.'s internal control over financial reporting as of March 31, 2010, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 18, 2010

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$981,510	$1,225,723
Accounts receivable, net	1,049,047	1,095,946
Inventories, net	1,350,041	1,337,241
Prepaid expenses and other current assets	150,690	109,028
Deferred tax asset	932,800	535,200

Total current assets	4,464,088	4,303,138

Property and equipment, net	89,137	115,918
Long-term prepaid expenses	18,000	30,000
Other assets	124,598	134,356

Total Assets	$4,695,823	$4,583,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$996,827	$274,311
Accrued liabilities	82,392	80,696
Income tax payable	-	69,803
Customer deposits	25,374	58,850
Contract payable	85,972	43,645
Short term license payable	-	2,980

Total current liabilities	1,190,565	530,285

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,010,788 issued and outstanding at March 31, 2010 and 2009	11,010	11,010
Capital in excess of par value	12,801,171	12,651,936
Accumulated deficit	(9,306,923)	(8,609,819)
Total stockholders' equity	3,505,258	4,053,127
Total Liabilities and Stockholders' Equity	$4,695,823	$4,583,412

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations

Years Ended March 31,	2010	2009

Net sales	$6,596,071	$7,460,872

Cost of sales	3,732,252	4,003,303

Gross profit	2,863,819	3,457,569

Operating expenses:
General and administrative	2,571,080	2,240,988
Payroll expense	1,089,597	1,076,473
Consulting expense	1,481,331	1,059,309
Operating expenses	5,142,008	4,376,770
Operating (loss)	(2,278,189)	(919,201)
Other income (expense):
Other income	7,790	25,012
Settlement income	1,168,000	1,785,000
Interest expense	(2,405)	(1,741)
Other income	1,173,385	1,808,271
Income (loss) before income taxes	(1,104,804)	889,070

Provision for (benefits from) income taxes	(407,700)	459,114

Net income (loss)	$(697,104)	$429,956

Basic and diluted income (loss) per share	$(0.06)	$0.04

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

Years Ended March 31, 2010 and 2009
	Common Stock		Capital in excess	Retained Earnings	Stockholders'
	Shares	Amount	of Par Value	(Deficit)	Equity

Balance April 1, 2008	10,960,788	$10,960	$12,481,407	$(9,039,775)	$3,452,592

Common stock issued for services at $0.50 per share	50,000	50	24,950	-	25,000
Value of stock options and warrants issued	-	-	145,579	-	145,579
Net income for the year ended March 3l, 2009	-	-	-	429,956	429,956
Balance March 31, 2009	11,010,788	11,010	12,651,936	(8,609,819)	4,053,127

Value of stock options and warrants issued	-	-	149,235	-	149,235
Net (loss) for the year ended March 3l, 2010	-	-	-	(697,104)	(697,104)
Balance March 31, 2010	11,010,788	$11,010	$12,801,171	$(9,306,923)	$3,505,258

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows

Years Ended March 31,	2010	2009
Operating activities:
Net income (loss)	$(697,104)	$429,956
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Amortization and depreciation	53,140	45,067
Provision for doubtful accounts, returns and discounts	75,000	(44,000)
Provision for inventory obsolescence	1,423	(1,960)
Non cash expense related to issuance of warrants and stock options	149,235	145,579
Stock issued for services	-	25,000
Loss on sale of property and equipment	-	3,643
Change in deferred taxes	(407,700)	400,497
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(28,101)	(286,454)
(Increase) decrease in employee receivable	-	2,409
(Increase) decrease in inventory	(14,223)	(225,436)
(Increase) decrease in other assets	(29,662)	152,701
Increase (decrease) in accounts payable	722,516	(446,287)
Increase (decrease) in accrued liabilities	1,696	8,395
Increase (decrease) in income taxes payable	(69,803)	69,803
Increase (decrease) in customer deposits	(33,476)	(4,366)
Net cash provided by (used in) operating activities	(277,059)	274,547
Investing activities:
Purchases of property and equipment	(6,501)	(43,464)
Proceeds from disposal of property and equipment	-	1,625
Net cash used in investing activities	(6,501)	(41,839)
Financing activities:
Proceeds from contracts payable	141,849	92,219
Payments on contracts payable	(99,522)	(87,500)
Payments on patent license financed	(2,980)	(34,259)
Net cash provided by (used in) financing activities	39,347	(29,540)
Net increase (decrease) in cash	(244,213)	203,168
Cash and cash equivalents, beginning of year	1,225,723	1,022,555
Cash and cash equivalents, end of year	$981,510	$1,225,723

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,405	$1,741
Income taxes	$69,803	$-
Non Cash Investing and Financing Activities:
Common stock issued for services	$-	$25,000

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 360.  Under ASC No. 360, long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

Trademarks and Patents

Patents and trademarks are carried at cost less accumulated amortization and are amortized over their estimated useful lives of from 8 to 17 years for patents and 17 years for trademarks.   The carrying value of patents and trademarks is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value determined based on the provisions of ASC No. 360 as discussed above.

Stock Based Compensation

We adopted ASC Nos.718 and 505, which require that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting periods of the awards. The Company estimates the fair value of these awards, including stock options and warrants, using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104) and ASC No. 605.  SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. ASC No. 605 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for payments made to customers in accordance with ASC No. 605, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $1,185,000 and $261,000 for the years ended March 31, 2010 and 2009.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom  they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   For the year ended March 31, 2010, we recorded a reserve of $86,000 for potential returns, allowances and product buy backs.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

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

Income Taxes

We account for income taxes in accordance with ASC No. 740.  This statement requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the years ended March 31, 2010 and 2009 we incurred research and development expenses of $127,540 and $69,667, respectively.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC No. 260 (See Note 11).

New Accounting Pronouncements

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

NOTE 2 –   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,
	2010	2009

Accounts receivable - trade	$1,185,047	$1,156,946
Allowance for doubtful accounts	(50,000)	(61,000)
Allowance for returns and discounts	(86,000)	-

Accounts receivable, net	$1,049,047	$1,095,946

NOTE 3 –   INVENTORY

Inventory consisted of the following:

	March 31,
	2010	2009

Raw materials	$1,032,817	$802,117
Finished products	216,099	417,024
Boxes, labels, tubes & bottles	251,130	266,682
	1,500,046	1,485,823
Reserve for obsolescence	(150,005)	(148,582)
	$1,350,041	$1,337,241

NOTE 4 -  PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2010	2009

Office equipment	$72,632	$72,632
Lease-hold improvements	180,480	173,979
	253,112	246,611

Less accumulated depreciation	163,975	130,693

	$89,137	$115,918

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

Depreciation expense for the year ended March 31, 2010 and 2009 was $33,281 and $34,468, respectively.

NOTE 5 –   OTHER ASSETS

The following is a summary of other assets included on the face of the balance sheet:
	March 31,
	2010	2009

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	24,600	14,500
	210,597	200,497

Less accumulated amortization	85,999	66,141

	$124,598	$134,356

For the year ended March 31, 2010 and 2009 amortization expense was $19,858 and $10,599, respectively. The estimated future amortization expense related to intangible assets as of March 31, 2010 is as follows:

Year Ended March 31.	Amount

2011	19,757
2012	18,955
2013	12,637
2014	2,998
2015 and thereafter	25,792

NOTE 6 -  LICENSE AND ROYALTY PAYABLE

In May, 2005, we entered into an agreement with EHP Products, Inc. acquiring a non-exclusive world-wide license to make, use and sell products relating to Cetyl Myristoleate covered under U.S. Patent No. 5,569,676. The agreement provided for payments of $3,000 per month from May, 2005 through April, 2009, at which time EHP Products, Inc. conveyed ownership in the product to us.

As of March 31, 2010 and 2009, the following obligation was outstanding related to this license:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

	As of March 31,
	2010	2009

Patent License and Royalty Payable	$-	$2,980

Less current portion	-	2,980

Long term license payable	$-	$-

NOTE 7 –  LEASES OBLIGATIONS

Operating Leases

We entered into a seven-year building lease for our office commencing in January 2006 and expiring in December 2012. In addition we entered into a three-year lease for warehouse space commencing in September 2006 and expiring in August 2010.  Lease expense for the years ended March 31, 2010 and 2009 amounted to $161,592 and $165,782, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending March 31,

2011	143,206
2012	148,218
2013	114,056
Thereafter	-

Total minimum lease payments	$405,480

NOTE 8 –  COMMITMENTS AND CONTINGINCIES

Sun Research Arbitration

On November 23, 2009, Sun Research, Inc., a sales distributor for Imagenetix, submitted a demand for arbitration with the American Arbitration Association related to a Regional Distributor Agreement entered into on March 31, 2008.   Sun Research asserted that under the terms of the Agreement, it was entitled to compensation from an acceleration agreement Imagenetix entered into with a customer.  Sun Research has demanded damages of approximately $265,625 (excluding claims for costs, interests and attorneys fees). The Company denied the allegations and believed the claims to be frivolous and totally devoid of merit. In April 2010, the Company and Sun Research agreed to settle the dispute by the Company paying $82,000 to Sun Research over a six month period.  The $82,000 was recorded as a charge against settlement income during the fiscal year ended March 31, 2010.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008.   TriPharma asserts that  Imagenetix breached the terms of the Agreement and seeks injunctive relief and unspecified damages.  The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The Company has retained litigation counsel and intends to vigorously defend the claims. The amount, if any, of ultimate liability with respect to the foregoing cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that TriPharma's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

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

NOTE 9 –  CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2010 and 2009.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2010 and 2009, the Company had 11,010,788 shares of common stock issued and outstanding.

During the year ended March 31, 2009, we recorded $25,000 as non-cash general and administrative expenses as a result of issuing 50,000 restricted shares of common stock to an individual who had met certain sales levels under a marketing and sales agreement.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2010 and 2009, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2008	3,902,957	1.18

Granted	175,000	1.04	$0.23
Exercised	-	-
Outstanding, March 31, 2009	4,077,957	$1.18

Granted	300,000	0.70	$0.39
Expired	(417,250)	1.08
Exercised	-	-
Outstanding, March 31, 2010	3,960,707	$1.15

Exercisable, March 31, 2009	4,077,957	$1.18
Exercisable, March 31, 2010	3,960,707	$1.15

During the year ended March 31, 2010, we issued warrants to three individuals for services valued at $117,947 of which we expensed $63,033 to general and administrative expenses during the current fiscal year and we will amortize the balance over the remaining term of the service contracts. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2010: dividend yield of zero percent; expected volatility of 78%, risk-free interest rates ranging from 2.16% to 2.20%; and expected lives of 5 years.

During the year ended March 31, 2009, we issued warrants to four individuals for services valued at $38,378 which we expensed to general and administrative expenses during the fiscal year ended March 31, 2009. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2009: dividend yield of zero percent; expected volatility of 56% to 61%, risk-free interest rates ranging from  3.12% to 3.36%; and expected lives of 5 years.

A summary of the status of the warrants granted under the various agreements at March 31, 2010, are presented in the table below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.65-0.95	1,418,210	1.51	$0.83	1,418,210	$0.83
$1.00-1.05	1,530,000	0.56	$1.05	1,530,000	$1.05
$1.20-1.70	480,000	1.76	$1.39	480,000	$1.39
$1.95	457,500	0.53	$1.95	457,500	$1.95
$2.33-3.45	74,997	0.17	$2.85	74,997	$2.85
	3,960,707	1.04	$1.15	3,960,707	$1.15

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

Under the Plan, we have reserved 2.0 million shares underlying stock options for issuance, of which 1,599,000 options have been granted to executive officers, employees and consultants at prices ranging from $0.31 to $2.35 per share. The Plan is administered by the Compensation Committee, who determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted.  During the years ended March 31, 2010 and 2009 there were options granted to purchase up to 340,000 and 305,000, respectively, shares of common stock and there were no options exercised.

A summary of the status of the options granted under the Company’s 2000 stock option plan at March 31, 2010 and 2009, and changes during the years then ended is presented below:

	Options
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2008	944,000	$1.76
Granted	305,000	$0.65	$0.36
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2009	1,249,000	$1.49
Granted	340,000	$0.42	$0.23
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2010	1,589,000	$1.26

Exercisable, March 31, 2009	1,096,500	$1.61
Exercisable, March 31, 2010	1,469,000	$1.34

A summary of the status of the options granted under the stock option plan at March 31, 2010, are presented in the table below:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.31	240,000	4.19	$0.31	120,000	$0.31
$0.65-0.70	405,000	3.58	$0.66	405,000	$0.66
$1.30	350,000	2.09	$1.30	350,000	$1.30
$1.95	249,000	0.25	$1.95	249,000	$1.95
$2.00- 2.35	345,000	0.41	$2.10	345,000	$2.10

NOTE 10 -  INCOME TAXES

At March 31, 2010 and 2009, the total of all deferred tax assets was approximately $957,400 and $549,700, respectively. There are no deferred tax liabilities for either year.

The temporary differences gave rise to the following deferred tax asset:

	March 31,
	2010	2009

Excess of financial accounting over tax depreciation	$24,600	$14,500
State income tax benefits	293,000	213,100
Net operating loss carryforward	435,300	143,800
Allowance for obsolete inventory	59,700	59,200
Allowance for bad debts, returns and discounts	54,200	24,300
Research and development credit carryforwards	73,900	70,100
Charitable contribution carryforwards	6,900	15,700
Vacation accrual	9,800	9,000
Net deferred tax asset	$957,400	$549,700

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the year ended:

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

March 31,	2010	2009

Federal income tax expense (benefit) computed at the Federal statutory rate	$(375,600)	$302,284
State income tax expense (benefit) net of Federal benefit	(83,300)	58,617
Other- permanent differences	51,200	98,213

Income tax expense (benefit)	$(407,700)	$459,114

The components of federal income tax (benefit) expense from continuing operations consisted of the following for the year ended:

	March 31,
	2010	2009

Current income tax expense (benefit):
Federal	$-	$(11,186)
State	-	69,803

Net current tax expense (benefit)	$-	$58,617

Deferred tax expense (benefit) resulted from:
Difference between financial accounting and tax depreciation	$(10,127)	$3,298
State income tax benefits	(77,585)	(5,640)
Net operating (loss) income	(278,057)	393,289
Research and development credits	(3,785)	-
Allowance for obsolete inventory	(567)	781
Charitable contributions	(6,937)	(7,443)
Vacation accrual	(769)	(1,313)
Allowance for bad debts, returns and discounts	(29,873)	17,525

Net deferred tax expense (benefit)	$(407,700)	$400,497

	$(407,700)	$459,114

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

At March 31, 2010, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $1,280,000 and $3,231,782 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forward will begin to expire in the year ending March 31, 2028 and the state net operating loss carry forward will begin to expire in the year ending March 31, 2017.  During the fiscal years ending March 31, 2008 and 2009, California suspended the use of the state net operating loss carry forwards.  Accordingly, based on taxable income for the year ended March 31, 2009, we paid $69,803 of state income tax expense.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

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

At March 31, 2010, based on the weight of available evidence, including current year taxable income and expectations of future taxable income, the Company determined that it was  more likely that its deferred tax assets would be realized and has not recorded a valuation allowance associated with its deferred tax assets.

The Company has adopted ASC No. 740.  This statement requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Upon adoption of ASC No. 740, there was no impact to the Company's consolidated financial statements.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of March 31, 2010.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2007 – 2010
California	2007 – 2010

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

NOTE 11 –   EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

	For the Year Ended
	March 31,
	2010	2009

Income (loss) available to common shareholders (Numerator)	$(697,104)	$429,956

Weighted average number of common shares outstanding used in basic income per share during the period (Denominator)	11,010,788	10,991,473

Weighted average number of common shares outstanding used in diluted income per share during the period (Denominator)	11,010,788	11,009,841

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

NOTE 12 –    CONCENTRATIONS

Sales

During the year ended March 31, 2010, we had two significant customers which accounted for 42% and 15% of sales.

During the year ended March 31, 2009, we had three significant customers which accounted for 23%, 19% and 17% of sales.

Supplier

We also have a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which account for approximately 72% of our sales.  The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect our business and financial condition.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

During the year ended March 31, 2010, we had three significant vendors who accounted for 13%, 12% and 10% of cost of sales.

During the year ended March 31, 2009, we had two significant vendors who accounted for 39% and 23% of cost of sales.

Accounts Receivable

At March 31, 2010, we had three customers which accounted for 48%, 21%, and 10% of our accounts receivable balances.

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

In September 2009, we entered into an agreement with the company whereby they bought out the remaining order commitments under the supply agreement.  As part of the buyout agreement, we agreed to a one time payment of $1,250,000 to satisfy their purchase commitments which were scheduled to continue through May 2013.  Also, as part of the agreement, we were not required to ship any product.  The negotiated amount was reflected as other income during the year ended March 31, 2010.  In April 2010, the Company settled a dispute with a sales distributor involved in this transaction by agreeing to pay $82,000 to the distributor over a six month period.  The $82,000 was recorded as a charge against settlement income during the fiscal year ended March 31, 2010.

NOTE 14 – SUBSEQUENT EVENTS AND FINANCIAL STATEMENT DISCLOSURES

In May 2010, we entered into convertible bridge debentures with attached warrants with a group of six individuals for an aggregated amount of $410,000.  Under the terms of the debentures, the debenture holders will receive 7% interest payable in cash quarterly, we have the right to call the notes through November 25, 2010 conditioned on us paying a premium of 7% cash. The debenture holders have the right to convert the notes into common stock at a conversion price of $.050 per share if the notes are not called previous to November 25, 2010. The debenture holders received initial five year warrants equal to one-half warrant for each dollar invested and, if the debentures are not called previous to November 25, 2010, will receive an additional like number of warrant shares each with an exercise price of $0.50 per warrant share.

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2010 and 2009

We have evaluated subsequent events under the provisions of ASC 855.  Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition or disclosure in the financial statements other than those already disclosed above or in note 8 to our consolidated financial statements titled, “Commitments and Contingencies.”

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 18, 2010
William P. Spencer	President and Director

/s/ DEBRA L. SPENCER	Secretary, Treasurer, and Director	June 18, 2010
Debra L. Spencer

/s/ BARRY S. KING	Director	June 18, 2010
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	June 18, 2010
Jeffrey McGonegal

/s/ ROBERT BURG	Director	June 18, 2010
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 18, 2010
Lowell W. Giffhorn	Accounting Officer)