Form 10-Q
period 2010-06-30
IMAGENETIX INC /NV/
filed 2010-08-16
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,810,788

(Class)	Outstanding at August 16, 2010

Imagenetix, Inc.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Earnings for the three months ended June 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	*
Item 4. Reserved	*
Item 5. Other Information	*
Item 6. Exhibits	21

SIGNATURES

* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$593,713	$981,510
Accounts receivable, net	914,657	1,049,047
Inventories, net	1,296,792	1,350,041
Prepaid expenses and other current assets	187,772	150,690
Deferred tax asset	1,328,200	932,800
Total current assets	4,321,134	4,464,088

Property and equipment, net	81,122	89,137
Long-term prepaid expenses	15,000	18,000
Other assets	121,958	124,598
Total Assets	$4,539,214	$4,695,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable to a bank	$500,000	$-
Accounts payable	524,979	996,827
Accrued liabilities	78,218	82,392
Customer deposits	19,262	25,374
Contract payable	42,667	85,972
Total current liabilities	1,165,126	1,190,565

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,810,788 and 11,010,788 issued and outstanding at June 30 and March 31, 2010 , respectively	11,810	11,010
Capital in excess of par value	13,272,781	12,801,171
Accumulated deficit	(9,910,503)	(9,306,923)
Total stockholders' equity	3,374,088	3,505,258
Total Liabilities and Stockholders' Equity	$4,539,214	$4,695,823

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2010	2009

Net sales	$1,084,964	$1,702,290

Cost of sales	749,634	1,055,198

Gross profit	335,330	647,092

Operating expenses:
General and administrative	595,779	807,949
Payroll expense	242,530	254,417
Consulting expense	410,034	280,400
Operating expenses	1,248,343	1,342,766
Operating loss	(913,013)	(695,674)
Other income (expense):
Other income	817	1,417
Interest expense	(89,084)	(2,405)
Other expense	(88,267)	(988)
Loss before income taxes	(1,001,280)	(696,662)

Income tax benefit	(397,700)	(282,000)

Net loss	$(603,580)	$(414,662)

Basic net loss per share	$(0.05)	$(0.04)

Diluted net 1oss per share	$(0.05)	$(0.04)

Basic weighted average common shares outstanding	11,309,689	11,010,788

Diluted weighted average common shares outstanding	11,309,689	11,010,788

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2010	June 30, 2009
Operating activities:
Net loss	$(603,580)	$(414,662)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	12,954	13,285
Provision for inventory obsolescence	(5,917)	20,089
Non cash expense related to issuance of warrants and granting of stock options	72,410	36,460
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	134,390	233,633
(Increase) decrease in inventories	59,166	(200,417)
(Increase) decrease in other assets	(34,081)	27,051
(Increase) decrease in deferred taxes	(397,700)	(282,000)
Increase (decrease) in accounts payable	(471,848)	337,024
Increase (decrease) in accrued liabilities	(4,174)	(13,882)
Increase (decrease) in income taxes payable	-	(69,803)
Increase (decrease) in customer deposits	(6,112)	25,370
Net cash (used in) provided by operating activities	(1,244,492)	(287,852)
Investing activities	-	-
Financing activities:
Payments on contracts payable	(43,305)	(21,822)
Payments on patent license financed	-	(2,980)
Proceeds from bridge loans and bank financings	910,000	-
Payments on bridge loans	(410,000)	-
Proceeds from sale of common stock	400,000	-
Net cash provided by (used in) financing activities	856,695	(24,802)
Net decrease in cash and cash equivalents	(387,797)	(312,654)
Cash and cash equivalents, beginning of period	981,510	1,225,723
Cash and cash equivalents, end of period	$593,713	$913,069

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$31,531	$2,405
Income taxes	$-	$69,803

See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-K for the year ended March 31, 2010.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three months ended June 30, 2010 we incurred research and development expenses, which are included in general and administrative expenses in the statement of operations, of $19,491 compared to $39,675 for the corresponding period of the previous fiscal year.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2.	NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued a standards update on improving disclosures about subsequent events so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statement. This update to the standards is effective for this interim report. The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures. We have included the applicable disclosures in Note 9, Subsequent Events.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	June 30,	March 31,
	2010	2010

Accounts receivable - trade	$1,050,657	$1,185,047
Allowance for doubtful accounts	(50,000)	(50,000)
Allowance for returns and discounts	(86,000)	(86,000)

Accounts receivable, net	$914,657	$1,049,047

At June 30, 2010, we had three customers which accounted for 27%, 19% and 17%, respectfully, of our accounts receivable balances. At March 31, 2010, we had three customers which accounted for 48%, 21% and 10%, respectfully, of our accounts receivable balances.

For the three months ended June 30, 2010, we had three significant customers which accounted for 32%, 20% and 16%, respectfully, of sales.  For the three months ended June 30,2009, we had four significant customers which accounted for 36%, 12%, 11% and 10%, respectfully, of sales.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2010	2010

Raw materials	$1,074,135	$1,032,817
Finished products	147,214	216,099
Boxes, labels, tubes & bottles	219,531	251,130
	1,440,880	1,500,046
Reserve for obsolescence	(144,088)	(150,005)
	$1,296,792	$1,350,041

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30,	March 31,
	2010	2010

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	26,900	24,600
	212,897	210,597

Less accumulated amortization	90,939	85,999

	$121,958	$124,598

6.	SECURED NOTE PAYABLE TO A BANK

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enable us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations ..  The maximum amount we can borrow is $1,500,000 of which $500,000 was outstanding at June 30, 2010.  The interest rate on the outstanding balance is the greater of the prime rate plus 1.75% or 5% plus a maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  The bank has been given a secured position in the assets of the company.  At June 30, 2010, we were not in compliance with a covenant requiring us to have net losses not to exceed $300,000 for our first fiscal quarter.  As a result of this non-compliance, the bank may cease making further loans under this line of credit, call the balance, or exercise its security interests in the assets of the Company.  We anticipate the bank will issue a waiver concerning this non-compliance.

7.	EQUITY TRANSACTIONS

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

During the quarter ended June 30, 2010, we recorded non-cash interest of $57,553 as a result of bridge loans we entered into and paid off during the quarter.  We also recorded non-cash compensation of $5,705 and non-cash general and administrative expense of $9,152 for stock options and warrants issued to employees and consultants.  For the quarter ended June 30, 2009, we recorded non-cash compensation and general and administrative  expense of  $36,460.  The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

	Three months ended June 30,
	2010	2009
Expected term of options and warrants	5 years	5 years
Expected volatility	79%	73%
Expected dividends	None	None
Risk-free interest rate	1.79 to 2.01%	2.95%
Forfeitures	0%	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:

	For the Three Months Ended
	June 30, 2010
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,589,000	$1.26
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,589,000	$1.26

Exercisable at end of the the period	1,589,000	$1.26

Weighted average fair value of options granted during the period	-	$-

As of June 30, 2010, the unamortized portion of stock compensation expense on all existing stock options was $0.

A summary of other warrants outstanding follows:

	For the Three Months Ended
	June 30, 2010
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,960,707	$1.15
Granted	351,341	0.46
Cancelled	(200,000)	2.11
Exercised	-	-
Outstanding at end of the period	4,112,048	$1.05

Exercisable at end of the the period	4,112,048	$1.05

Weighted average fair value of warrants
granted during the period	351,341	$0.27

8.	INCOME TAXES

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of June 30, 2010.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2007 – 2009
California	2007 – 2009

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

9.	SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855- Subsequent Events, general standards are established for the accounting and disclosures of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  For the three months ended June 30, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on form 10Q for the three months ended June 30, 2010, and determined no adjustment or additional disclosure is needed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2010.

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

We sell Celadrin®, our own branded product, directly to the mass markets through retailers. .  We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and  record a reserve as necessary.   At June 30, 2010, we had established a reserve of $86,000 to allow for potential customer returns, advertising and discounts.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three months ended June 30, 2010, there were no returns that would suggest a liability needed to be recorded.

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

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended
			Increase
	6/30/10	6/30/09	(Decrease)%

Statements of Operations:
Net sales	$1,084,964	$1,702,290	$(617,326)	-36.3%
Cost of goods sold	749,634	1,055,198	(305,564)	-29.0%
% of net sales	69%	62%	7%	11.5%
Gross profit	335,330	647,092	(311,762)	-48.2%
% of net sales	31%	38%	-7%	-18.7%
Operating expenses
General and administrative	595,779	807,949	(212,170)	-26.3%
Payroll expense	242,530	254,417	(11,887)	-4.7%
Consulting expense	410,034	280,400	129,634	46.2%
Total operating expenses	1,248,343	1,342,766	(94,423)	-7.0%
Interest expense	(89,084)	(2,405)	86,679	3604.1%
Other income	817	1,417	(600)	-42.3%
Provision for (benefit from) taxes	(397,700)	(282,000)	115,700	NM
Net income (loss)	(603,580)	(414,662)	(188,918)	NM
Net income (loss) per share basic	(0.05)	(0.04)	(0.01)	NM
Net income (loss) per share diluted	(0.05)	(0.04)	(0.01)	NM

Net Sales

Net sales for the quarter ended June 30, 2010 decreased $617,326, a 36.3% decrease, to $1,084,964  compared to $1,702,290 for the quarter ended June 30, 2009.  The primary reasons for the sales decrease are a reduction in distributor sales as a result of the elimination of a supply agreement with one of our customers during the previous fiscal year and a reduction in weight loss product sales which have proven to be random offset by increases in sales of our own branded product,  Celadrin®, to the mass market and sales to our wholesale customers as follows:

Breakdown of net sales

	Three Months Ended June 30,
	2010		2009		Increase
	$	%	$	%	(Decrease)

Wholesale	$512,973	47%	$305,835	18%	$207,138
Mass market	341,678	31%	227,791	13%	113,887
Distibutors	230,313	21%	1,168,664	69%	(938,351)
	$1,084,964	100%	$1,702,290	100%	$(617,326)

With the anticipated expansion to all Costco stores of both Celadrin® and BioGuard®, the intial shipment of Celadrin® to 800 Walmart stores and the recent orders for BioGuard® to RiteAid stores, we anticipate mass market sales to become our leading revenue generator and provide improved sales during the balance of our current fiscal year.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 69% for the quarter ended June 30, 2010 compared to 62% for the quarter ended June 30, 2009.  This increase was the result of the product mix, reduced gross revenue and continued advertising allowances on our mass market sales.  We anticipate this percentage to decrease as we increase our mass market sales allowing for an economy of scale to be recognized on both product costs and advertising allowances.

General and Administrative

General and administrative expenses decreased $212,170, a 26% decrease, to $595,779 for the quarter ended June 30, 2010 compared to $807,949 for the quarter ended June 30, 2009.   This decrease was primarily due to a reduction in advertising expenses of approximately $167,000, a decrease in travel related costs of approximately $27,000 and a reduction in research and development expenses of approximately $20,000.  We anticipate future increases in general and administrative expenses as we increase our advertising campaign for Celadrin® and and increase clinical research studies related to our periodontal drug development candidate.

Payroll Expense

Payroll expense decreased to $242,530 for the quarter ended June 30, 2010, a decrease of 5% or $11,887 compared to $254,417 for the quarter ended June 30, 2009.   This decrease was a result of non-cash compensation decreases related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses increased to $410,034 for the quarter ended June 30, 2010, an increase of 46% or $129,634 compared to $280,400 for the quarter ended June 30, 2009.  This increase was a result of expenses related to doing both a debt and equity financing during the current quarter of approximately $45,000, the costs of an investor relations program of approximately $16,000, and increased legal expenses of approximately $60,000.

Interest Expense

Interest expense of $89,084 was recognized during the quarter ended June 30, 2010 compared to $2,405 for the quarter ended June 30, 2009.  This increase was the result of non-cash interest of $57,553 coupled with cash payments of $31,531 related to the issuance of bridge loans in anticipation of an asset based line of credit with a bank.  The bridge loans were issued and paid off during the quarter but the investors received warrants and a cash premium on the extinguishment of the debt.

Provision for Income Taxes

An income tax benefit of $397,700 was recognized during the current quarter compared to $282,000 recognized during the quarter ended June 30, 2009.

Capital Resources

Working Capital

			Increase
	6/30/10	3/31/10	(Decrease)

Current assets	$4,321,134	$4,464,088	$(142,954)
Current liabilities	1,165,126	1,190,565	(25,439)
Working capital	$3,156,008	$3,273,523	$(117,515)

Long-term debt	$-	$-	$-

Stockholders' equity	$3,374,088	$3,505,258	$(131,170)

Statements of Cash Flows Select Information

	Three Months Ended		Increase
	6/30/10	6/30/09	(Decrease)
Net cash provided by (used in):
Operating activities	$(1,244,492)	$(287,852)	$(956,640)
Investing activities	$-	$-	$-
Financing activities	$856,695	$(24,802)	$881,497

Balance Sheet Select Information

			Increase
	6/30/10	3/31/10	(Decrease)

Cash and cash equivalients	$593,713	$981,510	$(387,797)

Accounts receivable, net	$914,657	$1,049,047	$(134,390)

Inventories, net	$1,296,792	$1,350,041	$(53,249)

Notes payable to bank	$500,000	$-	$500,000

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2010, we had cash holdings of $593,713, a decrease of $387,797 compared to March 31, 2010.  Our net working capital position at June 30, 2010, was $3,156,008 compared to $3,273,523 as of March 31, 2010.  We have initiated a direct mass market strategy with our own products, Celadrin®  and BioGuard.  We continue to develop our  drug candidate which, if the drug is successfully comercialized, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  A significant portion of our working capital may be needed to implement the mass market advertising campaign, increase inventory to accommodate an increase in orders, finance an increase in receivables as a result of increased sales activity and fund  new drug development trials.

During the quarter ended June 30, 2010, we sold common stock for cash aggregating $400,000 to two institutional investors.  In June 2010, we entered into an asset based line of credit with a bank for up to $1,500,000 to finance accounts receivable, inventory and advertising.  At June 30, 2010, the line of credit had a balance of $500,000.  The bank has been given a secured position in the assets of the company.  At June 30, 2010, we were not in compliance with a covenant requiring us to have net losses not to exceed $300,000 for our first fiscal quarter. We believe that our cash position plus potential debt or equity financings will be sufficient to fund our operating activities for at least the next 12 months.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance in the Company’s financial reporting.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended June 30, 2010, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TriPharma Arbitration

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 32%, 20% and 16% of our net sales for the three months  ended June 30, 2010  and 42%and 15% for the year ended March 31, 2010.  During the previous fiscal year , we entered into a buyout agreement with our largest customer at that time which will result in no significant revenue from that customer in future periods.  We have several other customers with increased revenue during the three months ended June 30, 2010 which will, at least, partially offset the loss of this significant customer.  If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,810,788 common shares outstanding which are freely tradeable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 5,701,048 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010,  we issued common stock and common stock purchase warrants as follows:

Common Stock

	Date Stock		Price per
Stockholder	Issued	Number of Shares	Share	Consideration
Lake Street Fund LP	5/28/2010	500,000	$0.50	Cash
MidSouth Investor Fund LP	5/28/2010	300,000	$0.50	Cash

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
James & Josephine Zolin	5/27/2010	50,000	$0.50	5/27/2015
Anthony W. & Barbara Opperman	5/27/2010	100,000	$0.50	5/27/2015
Kim Vanderlinden	5/27/2010	12,500	$0.50	5/27/2015
Chris Lahiji	5/27/2010	5,000	$0.50	5/27/2015
Kleeman Family 2004 Revocable Trust	5/27/2010	25,000	$0.50	5/27/2015
Olivier Morin	5/27/2010	12,500	$0.50	5/27/2015
Security Research Associates	6/30/2010	146,341	$0.41	6/30/2015

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

The proceeds received from the issuance of the above securities will be used for working capital purposes.

ITEM 6.	EXHIBITS.

Exhibit No.	Title

10.26	Form of 7% Convertible Debenture Dated May 25, 2010

10.27	Loan Agreement Dated June 30, 2010

31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

Date: August 16, 2010	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)