Form 10-Q
period 2010-09-30
IMAGENETIX INC /NV/
filed 2010-11-15
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,811,288

(Class)	Outstanding at November 15, 2010

Imagenetix, Inc.

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	3

		Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2010 and 2009 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009 (unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

	Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	21
	Item 1A.	Risk Factors	21
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Reserved	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	24

SIGNATURES

	* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$371,268	$981,510
Accounts receivable, net	2,602,839	1,049,047
Inventories, net	1,287,008	1,350,041
Prepaid expenses and other current assets	275,526	150,690
Deferred tax asset	1,170,800	932,800
Total current assets	5,707,441	4,464,088

Property and equipment, net	74,821	89,137
Long-term prepaid expenses	12,000	18,000
Other assets	119,519	124,598
Total Assets	$5,913,781	$4,695,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable to a bank	$890,000	$-
Convertible notes	288,895	-
Accounts payable	1,031,019	996,827
Accrued liabilities	81,715	82,392
Customer deposits	21,481	25,374
Contract payable	9,913	85,972
Total current liabilities	2,323,023	1,190,565

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 11,811,288 and 11,010,788 issued and outstanding at
September 30 and March 31, 2010, respectively	11,810	11,010
Capital in excess of par value	13,419,429	12,801,171
Accumulated deficit	(9,840,481)	(9,306,923)
Total stockholders' equity	3,590,758	3,505,258
Total Liabilities and Stockholders' Equity	$5,913,781	$4,695,823
See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net sales	$3,220,022	$1,900,619	$4,304,986	$3,602,909

Cost of sales	1,431,867	1,039,454	2,181,501	2,094,652

Gross profit	1,788,155	861,165	2,123,485	1,508,257

Operating expenses:
General and administrative	876,029	574,976	1,471,808	1,382,925
Payroll expense	319,682	269,122	562,212	523,539
Consulting expense	342,519	294,506	752,553	574,906
Operating expenses	1,538,230	1,138,604	2,786,573	2,481,370
Operating income (loss)	249,925	(277,439)	(663,088)	(973,113)
Other income (expense):
Other income	355	781	1,172	2,198
Gain on settlement	-	1,250,000	-	1,250,000
Interest expense	(25,358)	-	(114,442)	(2,405)
Other income (expense):	(25,003)	1,250,781	(113,270)	1,249,793
Income (loss) before income taxes	224,922	973,342	(776,358)	276,680

Income tax expense (provision)	154,900	420,800	(242,800)	138,800

Net income (loss)	$70,022	$552,542	$(533,558)	$137,880

Basic net income (loss) per share	$0.01	$0.05	$(0.05)	$0.01

Diluted net income (loss) per share	$0.01	$0.05	$(0.05)	$0.01

Basic weighted average common shares outstanding	11,810,903	11,010,788	11,560,296	11,010,788

Diluted weighted average common shares outstanding	11,927,902	11,059,348	11,560,296	11,095,768

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$(533,558)	$137,880
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Amortization and depreciation	25,957	26,570
Provision for doubtful accounts	(25,000)	11,000
Provision for returns and discounts	38,000	-
Provision for inventory obsolescence	(7,005)	(24,551)
Non cash expense related to issuance of warrants
and granting of stock options	207,729	42,165
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,566,792)	(3,195)
(Increase) decrease in other receivables	-	(1,250,000)
(Increase) decrease in inventories	70,038	263,888
(Increase) decrease in other assets	(118,836)	(109,785)
(Increase) decrease in deferred taxes	(242,800)	138,800
Increase (decrease) in accounts payable	34,192	223,100
Increase (decrease) in accrued liabilities	(677)	1,725
Increase (decrease) in customer deposits	(3,893)	(21,576)
Increase (decrease) in income taxes payable	-	(69,803)
Net cash used in operating activities	(2,122,645)	(633,782)
Investing activities:
Purchases of property and equipment	(1,762)	-
Net cash used in investing activities	(1,762)	-
Financing activities:
Payments on contracts payable	(76,059)	(43,645)
Payments on patent license financed	-	(2,980)
Proceeds from bridge loans, convertible notes
and bank financings	1,600,000	-
Payments on bridge loans	(410,000)	-
Proceeds from exericse of warrants	224	-
Proceeds from sale of common stock	400,000	-
Net cash (used in) provided by financing activities	1,514,165	(46,625)
Net decrease in cash and cash equivalents	(610,242)	(680,407)
Cash and cash equivalents, beginning of period	981,510	1,225,723
Cash and cash equivalents, end of period	$371,268	$545,316

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$42,120	$2,405
Income taxes	$-	$69,803
Non Cash Investing and Financing Activities:
Debt discount on convertible notes	$11,105	$-
See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Earnings Per Share

We follow the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 260.  Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 8 for a discussion of commitments to issue additional shares of common stock and warrants.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three and six months ended September 30, 2010 we incurred research and development expenses of $0 and $19,491, respectively, compared to $11,220 and $50,895 for the corresponding periods of the previous fiscal year.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2.	NEW ACCOUNTING STANDARDS

In February 2010, the FASB issued a standards update on improving disclosures about subsequent events so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This update to the standards is effective for this interim report.  The adoption of this update to the standards did not impact our financial statements as it only impacts the footnote disclosures.  We have included the applicable disclosure in Note 10- Subsequent Events.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	September 30,	March 31,
	2010	2010

Accounts receivable - trade	$2,751,839	$1,185,047
Allowance for doubtful accounts	(25,000)	(50,000)
Allowance for returns and discounts	(124,000)	(86,000)

Accounts receivable, net	$2,602,839	$1,049,047

At September 30, 2010, we had three customers which accounted for 49%, 26% and 14%, respectfully, of our accounts receivable balances. At March 31, 2010, we had three customers which accounted for 48%, 21% and 10%, respectfully, of our accounts receivable balances.

For the six months ended September 30, 2010, we had three significant customers which accounted for 52%, 17% and 13%, respectfully, of sales.  For the six months ended September 30, 2009, we had three significant customers which accounted for 26%, 23%, and 16%, respectfully, of sales.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.	INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2010	2010

Raw materials	$756,784	$1,032,817
Finished products	433,968	216,099
Boxes, labels, tubes & bottles	239,256	251,130
	1,430,008	1,500,046
Reserve for obsolescence	(143,000)	(150,005)
	$1,287,008	$1,350,041

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	September 30,	March 31,
	2010	2010

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	29,400	24,600
	215,397	210,597

Less accumulated amortization	(95,878)	(85,999)

	$119,519	$124,598

6.	SECURED NOTE PAYABLE TO A BANK

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enable us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations.  The maximum amount we can borrow is $1,500,000 of which $890,000 was outstanding at September 30, 2010.  The interest rate on the outstanding balance is the greater of the prime rate plus 1.75% or 5% plus a monthly maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  The bank has been given a secured position in the assets of the company.

7.	CONVERTIBLE NOTES

Overview. In May 2010 and September 2010, we sold an aggregate of $710,000 of 7% convertible notes to a group of 6 individual investors.   The notes issued in May 2010 aggregating to $410,000 were repaid by the Company in June 2010 under a call provision which included a 7% premium payment to the note holders.  The convertible notes entitle the note holder, unless a call provision is exercised by the Company before the initial maturity date of the note, to convert the principal into our common stock.  Interest on the notes  is payable quarterly in cash or at the earlier of maturity, conversion in common stock, or on the exercise of the call provision previous to maturity by  the Company.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Number of Shares Notes May Be Converted Into. The notes can be converted into a number of our common shares at a conversion price equal to $0.50 per share.

Warrants. Concurrent with the issuance of the convertible notes, we issued to the note holders warrants to purchase shares of our common stock. These warrants are exercisable for five years from the date of issuance at an exercise price of $0.50 per share.  At the option of the note holder, at the conclusion of the initial six month term, the convertible notes may be renewed for additional six month terms.  Should the note be extended, an additional like warrant will be issued to the note holder.

The following table presents the status, as of September 30 and March 31, 2010, of our convertible debentures:

	As of
	September 30, 2010	March 31, 2010

Convertible debentures issued	$300,000	$-
Less debt discount	(11,105)	-

	288,895	-
Less current portion	(288,895)	-

Long term portion	$-	$-

Maturity dates of outstanding
convertible debentures

March 2011	$300,000	$-

8.	EQUITY TRANSACTIONS

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

During the three and six months ended September 30, 2010, we recorded non-cash interest of $9,622 and $67,175 as a result of  notes we entered into and paid off during the periods.  We also recorded non-cash compensation of $116,545 and $122,250 and non-cash general and administrative expense of $9,152 and $18,304 for stock options and warrants issued to employees and consultants.  For the three and six months ended September 30, 2009, we recorded non-cash compensation and general and administrative expense of $5,705 and $42,165.  The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Expected term of options and warrants	5 years	-	5 years	5 years
Expected volatility	78%	-	78% to 79%	73%
Expeceted dividends	None	-	None	None
Risk-free interest rate	1.28% to 1.47%	-	1.28% to 2.01%	2.95%
Forteitures	0%	-	0%	0%

A summary of the options outstanding follows:

	For the Six Months Ended
	September 30, 2010
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,589,000	$1.26
Granted	895,000	0.38
Cancelled	(594,000)	2.04
Exercised	-	-
Outstanding at end of the period	1,890,000	$0.60

Exercisable at end of the the period	1,442,500	$0.67

Weighted average fair value of options
granted during the period	895,000	$0.24

As of September 30, 2010, the unamortized portion of stock compensation expense on all existing stock options was $98,615.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of other warrants outstanding follows:

	For the Six Months Ended
	September 30, 2010
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,960,707	$1.15
Granted	501,341	0.47
Cancelled	(200,000)	2.11
Exercised	(500)	0.45
Outstanding at end of the period	4,261,548	$1.03

Exercisable at end of the the period	4,261,548	$1.03

Weighted average fair value of warrants
granted during the period	501,341	$0.28

9.	INCOME TAXES

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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of September 30, 2010.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2007 – 2009
California	2007 – 2009

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements, which requires additional disclosures and clarifications to existing disclosures. This authoritative guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 investments and describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 investments. The new disclosures and clarifications of existing disclosures became effective for Imagenetix in the first quarter of fiscal year 2011 and had no impact on our consolidated financial position, results of operations or cash flows.

11.	SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855- Subsequent Events, general standards are established for the accounting and disclosures of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  For the three months ended September 30, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on form 10Q for the three and six months ended September 30, 2010, and determined no adjustment or additional disclosure is needed.

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

We sell Celadrin® and BioGuard®, our own branded products, directly to the mass markets through retailers. .  We also develop and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

1.  Accounts receivable
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

2.  Inventory
Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method.  At each period end, management adjusts the inventory allowance based on estimates.  These estimates take into account spoilage, yields, obsolescence and overstocked inventory amounts.

3.  Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104) and ASC 605.   SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. ASC 605 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on  resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and record a reserve as necessary.   At September 30, 2010, we had established a reserve of $124,000 to allow for potential customer returns, advertising and discounts.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three months ended September 30, 2010, there were no returns that would suggest a liability needed to be recorded.

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

4.  Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Selected Financial Information

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended
			Increase
	9/30/2010	9/30/2009	(Decrease)%

Statements of Operations:
Net sales	$3,220,022	$1,900,619	$1,319,403	69.4%
Cost of goods sold	1,431,867	1,039,454	392,413	37.8%
% of net sales	44.5%	54.7%	-10.2%	-18.7%
Gross profit	1,788,155	861,165	926,990	107.6%
% of net sales	55.5%	45.3%	10.2%	22.6%
Operating expenses
General and administrative	876,029	574,976	301,053	52.4%
Payroll expense	319,682	269,122	50,560	18.8%
Consulting expense	342,519	294,506	48,013	16.3%
Total operating expenses	1,538,230	1,138,604	399,626	35.1%
Interest expense	(25,358)	-	(25,358)	NM
Settlement income	-	1,250,000	(1,250,000)	NM
Other income	355	781	(426)	-54.5%
Provision for taxes	154,900	420,800	265,900	63.2%
Net income	70,022	552,542	(482,520)	-87.3%
Net income per share basic	0.01	0.05	(0.04)	-80.0%
Net income per share diluted	0.01	0.05	(0.04)	-80.0%

Net Sales

Net sales for the quarter ended September 30, 2010 increased $1,319,403, a 69.4% increase, to $3,220,022 compared to $1,900,619 for the quarter ended September 30, 2009.  The primary reason for the sales increase are increases in sales of our own branded products, Celadrin® and BioGuard®, to the mass market as follows:

Breakdown of net sales

	Three Months Ended September 30,
	2010		2009		Increase
	$	%	$	%	(Decrease)

Wholesale	$26,075	1%	$751,834	40%	$(725,759)
Mass market	2,680,343	83%	735,585	39%	1,944,758
Distibutors	513,604	16%	413,200	22%	100,404
	$3,220,022	100%	$1,900,619	100%	$1,319,403

With the expansion to all Costco stores of both Celadrin® and BioGuard®, the initial shipment of Celadrin® to 800 Walmart stores and expansion of BioGuard® to all RiteAid stores, we anticipate mass market sales to continue to be our leading revenue generator.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 44% for the quarter ended September 30, 2010 compared to 55% for the quarter ended September 30, 2009.  This decrease was the result of the product mix and increased gross revenue providing economies of scale for both product costs and advertising allowances.  We anticipate this percentage to remain stable as a result of continued mass market penetration.

General and Administrative

General and administrative expenses increased $301,053, a 52% increase, to $876,029 for the quarter ended September 30, 2010 compared to $574,976 for the quarter ended September 30, 2009.   This increase was primarily due to an increase in advertising expenses of approximately $291,000.  We anticipate future increases in general and administrative expenses as we increase our advertising campaign for Celadrin® and BioGuard® and increase clinical research studies related to our periodontal drug development candidate.

Payroll Expense

Payroll expense increased to $319,682 for the quarter ended September 30, 2010, an increase of 19% or $50,560 compared to $269,122 for the quarter ended September 30, 2009.   This increase was a result of non-cash compensation decreases related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses increased to $342,519 for the quarter ended September 30, 2010, an increase of 16% or $48,013 compared to $294,506 for the quarter ended September 30, 2009.  This increase was a result of increased legal expenses of approximately $47,000.

Interest Expense

Interest expense of $25,358 was recognized during the quarter ended September 30, 2010 compared to $0 for the quarter ended September 30, 2009.  This increase was the result of non-cash interest of $9,622 coupled with cash payments of $15,736 related to the issuance of bridge loans and an asset based line of credit with a bank.

Provision for Income Taxes

An income tax expense of $154,900 was recognized during the current quarter compared to $420,800 recognized during the quarter ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

	Six Months Ended
			Increase
	9/30/2010	9/30/2009	(Decrease)%

Statements of Operations:
Net sales	$4,304,986	$3,602,909	$702,077	19.5%
Cost of goods sold	2,181,501	2,094,652	86,849	4.1%
% of net sales	50.7%	58.1%	-7.4%	-12.7%
Gross profit	2,123,485	1,508,257	615,228	40.8%
% of net sales	49.3%	41.9%	7.4%	17.7%
Operating expenses
General and administrative	1,471,808	1,382,925	88,883	6.4%
Payroll expense	562,212	523,539	38,673	7.4%
Consulting expense	752,553	574,906	177,647	30.9%
Total operating expenses	2,786,573	2,481,370	305,203	12.3%
Interest expense	(114,442)	(2,405)	(112,037)	4658.5%
Settlement income	-	1,250,000	(1,250,000)	-100.0%
Other income	1,172	2,198	(1,026)	-46.7%
Income tax expense (provision)	(242,800)	138,800	(381,600)	-274.9%
Net income (loss)	(533,558)	137,880	(671,438)	-487.0%
Net income (loss) per share basic	(0.05)	0.01	(0.06)	-600.0%
Net income (loss) per share diluted	(0.05)	0.01	(0.06)	-600.0%

Net Sales

Net sales for the six months ended September 30, 2010 increased $702,077, a 19.5% increase, to $4,304,986 compared to $3,602,909 for the six months ended September 30, 2009.  The primary reasons for the sales increase are an increase in sales of our own branded product, Celadrin® and BioGuard®, to the mass market offset by a decrease in wholesale sales as follows:

Breakdown of net sales

	Six Months Ended September 30,
	2010		2009		Increase
	$	%	$	%	(Decrease)

Wholesale	$539,048	13%	$1,859,006	52%	$(1,319,958)
Mass market	3,022,021	70%	963,376	27%	2,058,645
Distibutors	743,917	17%	780,527	22%	(36,610)
	$4,304,986	100%	$3,602,909	100%	$702,077

With the expansion to all Costco stores of both Celadrin® and BioGuard®, the initial shipment of Celadrin® to 800 Walmart stores and the expansion of BioGuard® to all RiteAid stores, we anticipate mass market sales to continue to be our leading revenue generator.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 51% for the six months ended September 30, 2010 compared to 58% for the six months ended September 30, 2009.  This decrease was the result of the product mix, increased gross revenue and the economies of scale related to both product costs and advertising allowances on our mass market sales.  We anticipate this percentage to stabilize as the increase in our mass market sales allows for a continuing economy of scale to be recognized on both product costs and advertising allowances.

General and Administrative

General and administrative expenses increased $88,883, a 6% increase, to $1,471,808 for the six months ended September 30, 2010 compared to $1,382,925 for the six months ended September 30, 2009.   This increase was primarily due to an increase in advertising expenses.  We anticipate future increases in general and administrative expenses as we increase our advertising campaign for Celadrin® and BioGuard® and increase clinical research studies related to our periodontal drug development candidate.

Payroll Expense

Payroll expense increased to $562,212 for the six months ended September 30, 2010, an increase of 7% or $38,673 compared to $523,539 for the six months ended September 30, 2009.   This increase was a result of non-cash compensation decreases related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses increased to $752,553 for the six months ended September 30, 2010, an increase of 31% or $177,647 compared to $574,906 for the six months ended September 30, 2009.  This increase was a result of expenses related to doing both a debt and equity financing during the current period of approximately $45,000, the costs of an investor relations program of approximately $16,000, and increased legal expenses of approximately $108,000.

Interest Expense

Interest expense of $114,442 was recognized during the six months ended September 30, 2010 compared to $2,405 for the six months ended September 30, 2009.  This increase was the result of non-cash interest of $67,175 coupled with cash payments of $47,267 related to the issuance of bridge loans and an asset based line of credit with a bank.

Provision for Income Taxes

An income tax benefit of $242,800 was recognized during the current six months compared to an income tax expense of $138,800 recognized during the six months ended September 30, 2009.

Capital Resources

Working Capital

			Increase
	9/30/2010	3/31/2010	(Decrease)

Current assets	$5,707,441	$4,464,088	$1,243,353
Current liabilities	2,323,022	1,190,565	1,132,457
Working capital	$3,384,419	$3,273,523	$110,896

Long-term debt	$-	$-	$-

Stockholders' equity	$3,590,758	$3,505,258	$85,500

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	9/30/2010	9/30/2009	(Decrease)
Net cash provided by (used in):
Operating activities	$(2,122,645)	$(633,782)	$(1,488,863)
Investing activities	$(1,762)	$-	$(1,762)
Financing activities	$1,514,165	$(46,625)	$1,560,790

Balance Sheet Select Information
			Increase
	9/30/2010	3/31/2010	(Decrease)

Cash and cash equivalients	$371,268	$981,510	$(610,242)

Accounts receivable, net	$2,602,839	$1,049,047	$1,553,792

Inventories, net	$1,287,008	$1,350,041	$(63,033)

Notes payable	$1,178,895	$-	$1,178,895

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2010, we had cash holdings of $371,268, a decrease of $610,242 compared to March 31, 2010.  Our net working capital position at September 30, 2010, was $3,384,419 compared to $3,273,523 as of March 31, 2010.  We have initiated a direct mass market strategy with our own products, Celadrin® and BioGuard.  We continue to develop our drug candidate which, if the drug is successfully commercialized, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  A significant portion of our working capital may be needed to implement the mass market advertising campaign, increase inventory to accommodate an increase in orders, finance an increase in receivables as a result of increased sales activity and fund new drug development trials.

During the six months ended September 30, 2010, we sold common stock for cash aggregating $400,000 to two institutional investors.  In June 2010, we entered into an asset based line of credit with a bank for up to $1,500,000 to finance accounts receivable, inventory and advertising.  At September 30, 2010, the line of credit had a balance of $890,000.  The bank has been given a secured position in the assets of the company.   In September 2010, we also issued $300,000 of convertible notes. We believe that our cash position plus potential debt or equity financings will be sufficient to fund our operating activities for at least the next 12 months.

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

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and its Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance in the Company’s financial reporting.

Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements for the quarter ended September 30, 2010, fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 52%, 17% and 13% of our net sales for the six months ended September 30, 2010 and 42%and 15% for the year ended March 31, 2010.  During the previous fiscal year, we entered into a buyout agreement with our largest customer at that time which will result in no significant revenue from that customer in future periods.  We have several other customers with increased revenue during the three months ended September 30, 2010 which offset the loss of this significant customer.  If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,811,288 common shares outstanding which are freely tradable or saleable under Rule 144.  We also have outstanding common stock warrants, convertible notes and stock options exercisable into up to 3,952,362 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, we issued common stock purchase warrants and convertible notes as follows:

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
James & Josephine Zolin	9/29/2010	75,000	$0.50	9/29/2015
Anthony W. & Barbara Opperman	9/29/2010	75,000	$0.50	9/29/2015

Convertible Notes

Note Holder	Date of Issuance	Number of Shares	Conversion Price	Amount of Note
James & Josephine Zolin	9/29/2010	300,000	$0.50	$150,000
Anthony W. & Barbara Opperman	9/29/2010	300,000	$0.50	$150,000

With respect to the above securities issuances, the Registrant relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 under the Securities Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. Securities issued on the exercise of the common stock warrants or conversion of the convertible notes will contain a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

The proceeds received from the issuance of the convertible notes will be used for working capital purposes.  There were no proceeds received from the issuance of the common stock purchase warrants.

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

IMAGENETIX, INC.
a Nevada corporation

Date: November 15, 2010	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)