Form 10-Q
period 2010-12-31
IMAGENETIX INC /NV/
filed 2011-02-18
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,811,288

(Class)	Outstanding at February 18, 2011

Imagenetix, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Reserved	*
Item 5.	Other Information	*
Item 6.	Exhibits	23

SIGNATURES		24

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$170,729	$981,510
Accounts receivable, net	959,212	1,049,047
Inventories, net	988,224	1,350,041
Prepaid expenses and other current assets	282,155	150,690
Deferred tax asset	2,034,300	932,800
Total current assets	4,434,620	4,464,088

Property and equipment, net	66,660	89,137
Long-term prepaid expenses	9,000	18,000
Other assets	116,980	124,598
Total Assets	$4,627,260	$4,695,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable to a bank	$1,025,000	$-
Convertible notes	294,335	-
Accounts payable	709,713	996,827
Accrued liabilities	67,201	82,392
Customer deposits	22,075	25,374
Contract payable	74,474	85,972
Total current liabilities	2,192,798	1,190,565

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,811,288 and 11,010,788 issued and outstanding at December 31 and March 31, 2010, respectively	11,810	11,010
Capital in excess of par value	13,465,098	12,801,171
Accumulated deficit	(11,042,446)	(9,306,923)
Total stockholders' equity	2,434,462	3,505,258
Total Liabilities and Stockholders' Equity	$4,627,260	$4,695,823

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net sales	$1,696,394	$1,765,049	$6,001,380	$5,367,958

Cost of sales	1,279,231	878,224	3,460,732	2,972,876

Gross profit	417,163	886,825	2,540,648	2,395,082

Operating expenses:
Selling, general and administrative	1,816,058	573,214	3,287,866	1,956,139
Payroll expense	272,163	325,386	834,375	848,925
Consulting expense	353,169	433,761	1,105,722	1,008,667
Operating expenses	2,441,390	1,332,361	5,227,963	3,813,731
Operating loss	(2,024,227)	(445,536)	(2,687,315)	(1,418,649)
Other income (expense):
Other income	5	3,477	1,177	5,675
Gain on settlement	-	-	-	1,250,000
Interest expense	(43,643)	-	(158,085)	(2,405)
Other income (expense):	(43,638)	3,477	(156,908)	1,253,270
Loss before income taxes	(2,067,865)	(442,059)	(2,844,223)	(165,379)

Income tax provision	(865,900)	(147,900)	(1,108,700)	(9,100)

Net loss	$(1,201,965)	$(294,159)	$(1,735,523)	$(156,279)

Basic and diluted net loss per share	$(0.10)	$(0.03)	$(0.15)	$(0.01)

Basic and diluted weighted average common shares outstanding	11,811,288	11,010,788	11,645,175	11,010,788

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Operating activities:
Net loss	$(1,735,523)	$(156,279)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	39,057	39,855
Provision for doubtful accounts	(25,000)	11,000
Provision for returns and discounts	59,000	-
Provision for inventory obsolescence	(40,202)	(41,142)
Non cash expense related to debt discount on notes	5,440	-
Non cash expense related to issuance of warrants and granting of stock options	253,398	134,378
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	55,835	(253,498)
(Increase) decrease in inventories	402,019	411,426
(Increase) decrease in other assets	(154,265)	(48,500)
(Increase) decrease in deferred taxes	(1,076,900)	(9,100)
Increase (decrease) in accounts payable	(287,114)	262,264
Increase (decrease) in accrued liabilities	(15,191)	(8,586)
Increase (decrease) in customer deposits	(3,299)	(30,539)
Increase (decrease) in income taxes payable	-	(69,803)
Net cash provided by (used in) operating activities	(2,522,745)	241,476
Investing activities:
Purchases of property and equipment	(1,762)	-
Net cash used in investing activities	(1,762)	-
Financing activities:
Payments on contracts payable	(102,599)	(50,975)
Proceeds from contracts payable	91,101	114,391
Payments on patent license financed	-	(2,980)
Proceeds from bridge loans, convertible notes and bank financings	1,735,000	-
Payments on bridge loans	(410,000)	-
Proceeds from exericse of warrants	224	-
Proceeds from sale of common stock	400,000	-
Net cash provided by financing activities	1,713,726	60,436
Net increase (decrease) in cash and cash equivalents	(810,781)	301,912
Cash and cash equivalents, beginning of period	981,510	1,225,723
Cash and cash equivalents, end of period	$170,729	$1,527,635

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$75,848	$2,405
Income taxes	$-	$69,803
Non Cash Investing and Financing Activities:
Debt discount on convertible notes	$11,105	$-
See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Earnings Per Share

We follow the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 260.  Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding.  Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants and were antidilutive for the periods ended December 31, 2010. See Note 8 for a discussion of commitments to issue additional shares of common stock and warrants.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three and nine months ended December 31, 2010 we incurred research and development expenses of $2,325 and $21,816, respectively, compared to $14,188 and $65,083 for the corresponding periods of the previous fiscal year.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:
	December 31,	March 31,
	2010	2010

Accounts receivable - trade	$1,129,212	$1,185,047
Allowance for doubtful accounts	(25,000)	(50,000)
Allowance for returns and discounts	(145,000)	(86,000)

Accounts receivable, net	$959,212	$1,049,047

At December 31, 2010, we had three customers which accounted for 41%, 32% and 13%, respectfully, of our accounts receivable balances. At March 31, 2010, we had three customers which accounted for 48%, 21% and 10%, respectfully, of our accounts receivable balances.

For the nine months ended December 31, 2010, we had two significant customers which accounted for 64% and 11%, respectfully, of sales.  For the nine months ended December 31, 2009, we had three significant customers which accounted for 32%, 18%, and 15%, respectfully, of sales.

4.	INVENTORIES

Inventories consist of the following:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31,	March 31,
	2010	2010

Raw materials	$396,091	$1,032,817
Finished products	506,314	216,099
Boxes, labels, tubes & bottles	195,622	251,130
	1,098,027	1,500,046
Less reserve for obsolescence	109,803	150,005
	$988,224	$1,350,041

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	December 31,	March 31,
	2010	2010

Trademarks	$13,032	$13,032
Patent	172,965	172,965
Deferred tax asset	31,800	24,600
	217,797	210,597

Less accumulated amortization	100,817	85,999

	$116,980	$124,598

6.	SECURED NOTE PAYABLE TO A BANK

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enable us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations.  The maximum amount we can borrow is $1,500,000 of which $1,025,000 was outstanding at December 31, 2010.  The interest rate on the outstanding balance is the greater of the prime rate plus 1.75% or 5% plus a monthly maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  The bank has been given a secured position in the assets of the company.  At December 31, 2010, we were not in compliance with a covenant requiring us to have net income of at least $50,000 on a rolling three month basis starting October 2010.   As a result of this non-compliance, the bank may cease making further loans under this line of credit, call the balance, or exercise its security interest in the assets of the Company.  We anticipate the bank will issue a waiver concerning this non-compliance.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.	CONVERTIBLE NOTES

Overview. In May 2010 and September 2010, we sold an aggregate of $710,000 of 7% convertible notes to a group of 6 individual investors.   The notes issued in May 2010 aggregating to $410,000 were repaid by the Company in June 2010 under a call provision which included a 7% premium payment to the note holders.  The convertible notes entitle the note holder, unless a call provision is exercised by the Company before the initial maturity date of the note, to convert the principal into our common stock.  Interest on the notes  is payable quarterly in cash or at the earlier of maturity, conversion to common stock, or on the exercise of the call provision previous to maturity by  the Company.

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

The following table presents the status, as of December 31and March 31, 2010, of our convertible debentures:

	As of
	December 31, 2010	March 31, 2010

Convertible debentures issued	$300,000	$-
Less debt discount	(5,665)	-

	294,335	-
Less current portion	(294,335)	-

Long term portion	$-	$-

Maturity dates of outstanding convertible debentures

March 2011	$300,000	$-

8.	EQUITY TRANSACTIONS

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

During the three and nine months ended December 31, 2010, we recorded non-cash interest of $9,622 and $76,797 as a result of notes we entered into during the periods.  We also recorded non-cash compensation of $26,895 and $149,145 and non-cash selling, general and administrative expense of $9,152 and $27,456 for stock options and warrants issued to employees and consultants.  For the three and nine months ended December 31, 2009, we recorded non-cash compensation of $38,332 and $80,497 and non-cash selling, general and administrative expense of $53,881 and $53,881 for stock options and warrants issued to employees

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

and consultants.  The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Expected term of options and warrants	-	5 years	5 years	5 years
Expected volatility	-	78%	78% to 79%	73%-78%
Expeceted dividends	-	None	None	None
Risk-free interest rate	-	2.16% to 2.25%	1.28% to 2.01%	2.16%-2.95%
Forteitures	-	0%	0%	0%

A summary of the options outstanding follows:

	For the Nine Months Ended
	December 31, 2010
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,589,000	$1.26
Granted	895,000	0.38
Cancelled	(594,000)	2.04
Exercised	-	-
Outstanding at end of the period	1,890,000	$0.60

Exercisable at end of the the period	1,442,500	$0.67

Weighted average fair value of options granted during the period	895,000	$0.24

As of December 31, 2010, the unamortized portion of stock compensation expense on all existing stock options was $71,720.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of other warrants outstanding follows:

	For the Nine Months Ended
	December 31, 2010
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	3,960,707	$1.15
Granted	501,341	0.47
Cancelled	(3,310,207)	1.19
Exercised	(500)	0.45
Outstanding at end of the period	1,151,341	$0.74

Exercisable at end of the the period	1,151,341	$0.74

Weighted average fair value of warrants granted during the period	501,341	$0.28

9.	INCOME TAXES

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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of selling, general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of December 31, 2010.  The following table summarizes the open tax years for each major jurisdiction:

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

In accordance with FASB ASC Topic 855- Subsequent Events, general standards are established for the accounting and disclosures of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued.  For the three months ended December 31, 2010, we evaluated, for potential recognition and disclosure, events that occurred through the date of the filing of our Quarterly Report on form 10Q for the three and nine months ended December 31, 2010, and determined no adjustment or additional disclosure is needed.

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

1.  Accounts receivable
Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  In addition, based on historical information, management estimates the amount of returned or damaged product and customers’ advertising allowances that may be deducted from outstanding accounts receivable.  If there were a deterioration of a major customer’s creditworthiness, or actual defaults or allowances were higher than historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have a negative impact on operations.

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

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We periodically assess the adequacy of this policy and record a reserve as necessary.   At December 31, 2010, we had established a reserve of $145,000 to allow for potential customer returns, advertising and discounts.

We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   For the three months ended December 31, 2010, there were no returns that would suggest a liability needed to be recorded.

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

4.   Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment.

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

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

	Three Months Ended		Increase
	12/31/2010	12/31/2009	(Decrease)%

Statements of Operations:
Net sales	$1,696,000	$1,765,000	$(69,000)	-3.9%
Cost of goods sold	1,279,000	878,000	401,000	45.7%
% of net sales	75.4%	49.7%	25.7%	51.6%
Gross profit	417,000	887,000	(470,000)	-53.0%
% of net sales	24.6%	50.3%	-25.7%	-51.1%
Operating expenses
Selling, general and administrative	1,816,000	573,000	1,243,000	216.9%
Payroll expense	272,000	325,000	(53,000)	-16.3%
Consulting expense	353,000	434,000	(81,000)	-18.7%
Total operating expenses	2,441,000	1,332,000	1,109,000	83.3%
Interest expense	(44,000)	-	(44,000)	NM
Other income	-	3,000	(3,000)	-100.0%
Income tax provision	(866,000)	(148,000)	718,000	-485.1%
Net loss	(1,202,000)	(294,000)	(908,000)	308.8%
Net loss per share basic	(0.10)	(0.03)	(0.07)	233.3%
Net loss per share diluted	(0.10)	(0.03)	(0.07)	233.3%

Net Sales

Net sales for the quarter ended December 31, 2010 decreased $69,000, a 3.9% decrease, to $1,696,000 compared to $1,765,000 for the quarter ended December 31, 2009.  The primary reason for the sales decrease are increases in sales of our own branded products, Celadrin® and BioGuard®, to the mass market offset by decreases in wholesale and distributor sales as follows:

Breakdown of net sales

	Three Months Ended December 31,
	2010		2009		Increase
	$	%	$	%	(Decrease)

Wholesale	$160,000	9%	$297,000	17%	$(137,000)
Mass market	1,510,000	89%	1,159,000	66%	351,000
Distibutors	26,000	2%	309,000	18%	(283,000)
	$1,696,000	100%	$1,765,000	100%	$(69,000)

With the expansion to all Costco stores of both Celadrin® and BioGuard®, the initial shipment of Celadrin® to 800 Walmart stores and expansion of BioGuard® to all RiteAid stores, we anticipate mass market sales to continue to be our leading revenue generator.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 75% for the quarter ended December 31, 2010 compared to 50% for the quarter ended December 31, 2009.  This increase was the result of promotional advertising campaigns in the form of manufacturer rebates at both Costco and RiteAid stores.  We anticipate this percentage to decrease as a result of continued mass market penetration and a reduction in the promotional programs.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,243,000, a 217% increase, to $1,816,000 for the quarter ended December 31, 2010 compared to $573,000 for the quarter ended December 31, 2009.   This increase was primarily due to an increase in print and television advertising and in store demonstrations of our products totaling approximately $1,273,000.  We anticipate future decreases in selling, general and administrative expenses as we stabilize our advertising campaign for Celadrin® and BioGuard®.

Payroll Expense

Payroll expense decreased to $272,000 for the quarter ended December 31, 2010, a decrease of 16% or $53,000, compared to $325,000 for the quarter ended December 31, 2009.   This decrease was a result of non-cash compensation decreases related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $353,000 for the quarter ended December 31, 2010, a decrease of 19% or $81,000,  compared to $434,000 for the quarter ended December 31, 2009.  This decrease was a result of a reduction in marketing consulting services offset by an increase in legal expenses.

Interest Expense

Interest expense of $44,000 was recognized during the quarter ended December 31, 2010 compared to $0 for the quarter ended December 31, 2009.  This increase was the result of non-cash interest of $15,000 coupled with cash payments of $29,000 related to the issuance of bridge loans and an asset based line of credit with a bank.

Provision for Income Taxes

An income tax benefit of $866,000 was recognized during the current quarter compared to a benefit from taxes of $148,000 recognized during the quarter ended December 31, 2009.

Nine months Ended December 31, 2010 Compared to Nine months Ended December 31, 2009

	Nine Months Ended		Increase
	12/31/2010	12/31/09	(Decrease)%

Statements of Operations:
Net sales	$6,001,000	$5,368,000	$633,000	11.8%
Cost of goods sold	3,460,000	2,973,000	487,000	16.4%
% of net sales	57.7%	55.4%	2.3%	4.1%
Gross profit	2,541,000	2,395,000	146,000	6.1%
% of net sales	42.3%	44.6%	-2.3%	-5.1%
Operating expenses
Selling, general and administrative	3,288,000	1,956,000	1,332,000	68.1%
Payroll expense	834,000	849,000	(15,000)	-1.8%
Consulting expense	1,106,000	1,009,000	97,000	9.6%
Total operating expenses	5,228,000	3,814,000	1,414,000	37.1%
Interest expense	(158,000)	(2,000)	(156,000)	7800.0%
Settlement income	-	1,250,000	(1,250,000)	-100.0%
Other income	1,000	6,000	(5,000)	-83.3%
Income tax provision	(1,108,000)	(9,000)	(1,099,000)	12211.1%
Net loss	(1,736,000)	(156,000)	(1,580,000)	1012.8%
Net loss per share basic	(0.15)	(0.01)	(0.14)	1400.0%
Net loss per share diluted	(0.15)	(0.01)	(0.14)	1400.0%

Net Sales

Net sales for the nine months ended December 31, 2010 increased $633,000, a 12% increase, to $6,001,000 compared to $5,368,000 for the nine months ended December 31, 2009.  The primary reasons for the sales increase are an increase in sales of our own branded product, Celadrin® and BioGuard®, to the mass market offset by a decrease in wholesale sales as follows:

Breakdown of net sales

	Nine Months Ended December 31,
	2010		2009		Increase
	$	%	$	%	(Decrease)

Wholesale	$699,000	12%	$2,156,000	40%	$(1,457,000)
Mass market	4,532,000	76%	2,122,000	40%	2,410,000
Distibutors	770,000	13%	1,090,000	20%	(320,000)
	$6,001,000	100%	$5,368,000	100%	$633,000

With the expansion to all Costco stores of both Celadrin® and BioGuard®, the initial shipment of Celadrin® to 800 Walmart stores and the expansion of BioGuard® to all RiteAid stores, we anticipate mass market sales to continue to be our leading revenue generator.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales increased to 58% for the nine months ended December 31, 2010 compared to 55% for the nine months ended December 31, 2009.  This increase was the result of advertising allowances and promotions on our mass market sales.  We anticipate this percentage to stabilize as the increase in our mass market sales allows for a continuing economy of scale to be recognized on both product costs and advertising allowances.

Selling, General and Administrative

Selling, general and administrative expenses increased $1,332,000, a 68% increase, to $3,288,000 for the nine months ended December 31, 2010 compared to $1,956,000 for the nine months ended December 31, 2009.   This increase was primarily due to an increase in advertising expenses.  We anticipate future decreases in Selling, general and administrative expenses as we stabilize our advertising campaign for Celadrin® and BioGuard®.

Payroll Expense

Payroll expense decreased to $834,000 for the nine months ended December 31, 2010, a decrease of 2% or $15,000, compared to $849,000 for the nine months ended December 31, 2009.   This decrease was a result of non-cash compensation decreases related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses increased to $1,106,000 for the nine months ended December 31, 2010, an increase of 10% or $97,000, compared to $1,009,000 for the nine months ended December 31, 2009.  This increase was a result of increased legal expenses offset by marketing related consulting expenses.

Interest Expense

Interest expense of $158,000 was recognized during the nine months ended December 31, 2010 compared to $2,000 for the nine months ended December 31, 2009.  This increase was the result of non-cash interest coupled with cash payments related to the issuance of bridge loans and an asset based line of credit with a bank.

Provision for Income Taxes

An income tax benefit of $1,108,000 was recognized during the current nine months compared to an income tax benefit of $9,000 recognized during the nine months ended December 31, 2009.

Capital Resources

Working Capital

			Increase
	12/31/2010	3/31/2010	(Decrease)

Current assets	$4,434,620	$4,464,088	$(29,468)
Current liabilities	2,192,798	1,190,565	1,002,233
Working capital	$2,241,822	$3,273,523	$(1,031,701)

Long-term debt	$-	$-	$-

Stockholders' equity	$2,434,462	$3,505,258	$(1,070,796)

Statements of Cash Flows Select Information

	Nine Months Ended		Increase
	12/31/2010	12/31/2009	(Decrease)
Net cash provided by (used in):
Operating activities	$(2,522,745)	$241,476	$(2,764,221)
Investing activities	$(1,762)	$-	$(1,762)
Financing activities	$1,713,726	$60,436	$1,653,290

Balance Sheet Select Information

			Increase
	12/31/2010	3/31/2010	(Decrease)

Cash and cash equivalients	$170,729	$981,510	$(810,781)

Accounts receivable, net	$959,212	$1,049,047	$(89,835)

Inventories, net	$988,224	$1,350,041	$(361,817)

Notes payable	$1,319,335	$-	$1,319,335

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2010, we had cash holdings of $170,729, a decrease of $810,781 compared to March 31, 2010.  Our net working capital position at December 31, 2010, was $2,241,822 compared to $3,273,523 as of March 31, 2010.  We have initiated a direct mass market strategy with our own products, Celadrin® and BioGuard.  We continue to develop our drug candidate which, if the drug is successfully commercialized, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  A significant portion of our working capital may be needed to implement the mass market advertising campaign, increase inventory to accommodate an increase in orders, finance an increase in receivables as a result of increased sales activity and fund new drug development trials.

During the nine months ended December 31, 2010, we sold common stock for cash aggregating $400,000 to two institutional investors.  In June 2010, we entered into an asset based line of credit with a bank for up to $1,500,000 to finance accounts receivable, inventory and advertising.  At December 31, 2010, the line of credit had a balance of $1,025,000.  The bank has been given a secured position in the assets of the company.   At December 31, 2010, we were not in compliance with a covenant requiring us to have at least $50,000 rolling three month profits starting in October 2010. In September 2010, we also issued $300,000 of convertible notes with an initial six month maturity date renewable for additional periods at the option of the note holder or convertible into our common stock at a conversion rate of $0.50 per share. We believe that our cash position plus potential debt or equity financings will be sufficient to fund our operating activities for at least the next 12 months.

New Accounting Standards

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

ITEM 4T.     CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 64% and 11% of our net sales for the nine months ended December 31, 2010 and 42% and 15% for the year ended March 31, 2010.  During the previous fiscal year, we entered into a buyout agreement with our largest customer at that time which resulted in no significant revenue from that customer in future periods.  We have several other customers with increased revenue during the three months ended December 31, 2010 which offset the loss of this significant customer.  If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 11,811,288 common shares outstanding which are freely tradable or saleable under Rule 144.  We also have outstanding common stock warrants, convertible notes and stock options exercisable into up to 3,641,341 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

IMAGENETIX, INC.
a Nevada corporation

Date: February 18, 2011	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)