Form 10-K/A
period 2010-03-31
IMAGENETIX INC /NV/
filed 2011-05-20
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Annual Report on Form 10-K
For the Year Ended March 31, 2010

EXPLANATORY NOTE

Imagenetix, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to expand disclosures contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 18, 2010 (the “Original Report”) as follows:

Item 9A(T). Controls and Procedures, and

Item 10.  Directors, Executive Officers and Corporate Governance
Biographical Information, and
Directors’ Compensation.

For convenience, this Amendment No. 1 sets forth the Original Report in its entirety.  Other than the changes referenced above, no other changes have been made to the Original Report and this Amendment No. 1 does not reflect facts or events occurring after the date on which the Original Report was filed.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications by the Registrant's principal executive officer and principal financial officer are also included as exhibits to this Amendment No. 1.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting:

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2010, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiency, which was not deemed to be a material weakness:

(1)
Deficiency in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system.  In late 2007, we initiated the internal control review process to prepare for the anticipated expanded reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  As part of the control process, we procured third party software to aid in this review.  After identifying key areas of control and initiating testing of those controls, we discovered that, as a result of the limited number of staff and the involvement of the Chief Executive and Chief Financial Officers in the review process, additional testing would be required to assure the effectiveness of the internal controls.  This additional testing resulted in all balance sheet accounts and any significant income statement accounts being analyzed by the Chief Financial Officer on at least a quarterly basis to assure the proper recording of transactions by the accounting staff comprised of four individuals; and, review and commenting on the resulting financial statements by the Chief Executive Officer, board of director members and secretary of the company prior to finalization.  In addition, whenever an unusual transaction is encountered, we retain separate certified public accountants to provide a review of the transaction and relevant literature to support our position.  We have been able to conclude that, because of the expanded review efforts, our risks have been mitigated.

Based on their evaluation, the Chief Executive and Chief Financial Officers  concluded that our internal controls over financial reporting were effective as of March 31, 2010, the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting:

            There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biographical Information

William P. Spencer has served as a director and has been our president since January 1999. From January 1986 to December 1996 he served as chief operating officer, chief financial officer and executive vice-president of Natural Alternatives International, Inc., a company engaged in the formulation and production of encapsulated vitamins and nutrients. He was president of NAI from December 1996 to October 1998 and was a director from January 1986 to October 1998. From 1976 to 1988 he was a regional vice president for San Diego Trust and Savings Bank. Mr. Spencer earned a B.S. degree in finance and an MBA degree from San Diego State University. Mr. Spencer’s long history with the nutraceutical industry and his long history as our chief executive officer make his participation on our board very valuable in all aspects of our operations and board.

Debra L. Spencer has served as a director and has been our secretary since March 1999 and served as our treasurer from March 1999 to July 2005. Her responsibilities also include product label copy and graphic design in compliance with FDA regulations as well as developing marketing materials for our private label products. From 1970 to 1981 she was an Executive Assistant to the Vice President of a local San Diego bank. She was a homemaker from 1981 to 1987. From 1987 to 1993 she served as vice president, secretary and treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company. Mrs. Spencer’s long history with the nutraceutical industry and her long history as our secretary in addition to her insights from her years of executive management services to the company.

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

Barry King joined our Board in 2003. He was the Director of Marketing for the United States Olympic Committee from 1987 to 2002. Since 2002, Mr. King has been the  President of  Outdoor Fitness,  a private company engaged in the development and sale of exercise equipment. Mr. King graduated with a B.A. degree from the University of Colorado in 1969. Mr. King’s long career as a marketing professional provides particular value to our board as it relates to positioning our products.

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

Jeffrey G. McGonegal joined our board in 2005.  He has served since 2003 as the chief financial officer of AspenBio Pharma, Inc., a publicly-held biomedical company, and from 2003 until January 1, 2011, as the chief financial officer of PepperBall Technologies, Inc., a publicly held security products and services company, and since 2000 has served as senior vice president — finance of Cambridge Holdings, a publicly-held real estate and business development firm with limited activities. Until its sale in April 2007, he was also a member of the board of directors of Applied Medical Devices, Inc., a publicly-held shell company.  From 1974 to 1997, he was an accountant with BDO Seidman LLP.  While at BDO Seidman, Mr. McGonegal served as managing partner of the Denver, Colorado office.  Mr. McGonegal received a B.A. degree in accounting from Florida State University and he is a certified public accountant licensed in Colorado. Mr McDonegal’s deep financial expertise, which includes several years experience as a certified public accountant and several chief financial officer or chief executive officer positions in addition to his services to the company, provides particular value to our board.

Robert Burg  joined our board in 2005.  Since 2009, Mr. Burg has been the president of CMC Golf, a worldwide leader, manufacturer, and distributor of fine golf accessories.  Since 1998, Mr. Burg has been the owner of The Burg Group, a national sales and marketing agency specializing in the golf industry.  From 1992 to 1998, Mr. Burg held several executive level positions, including President from 1995 to 1998, with Royal Grip, Inc., a publicly traded company that designed and distributed golf club grips and athletic headware.  He received a B.A. degree in Business from Great Western University in 1977.   Mr. Burg’s long career as a marketing professional coupled with his executive officer positions provides particular value to our board.

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

DIRECTOR COMPENSATION

Commencing in 2005, the Company's outside non-employee directors began receiving cash compensation, paid quarterly, for service as board members and additional cash compensation for committee chair services, as further detailed below.  Directors are reimbursed for all expenses incurred by them in attending board meetings.  Non-employee directors also receive stock options for their service as board members, with option grants awarded periodically, but not annually, as determined by the board of directors.   Employee directors receive compensation as employees and not for service as directors.

The following information outlines the compensation paid to our non-employee directors, including annual base retainer fees and option awards for the fiscal year ended March 31, 2010:

Name	Fees	Option	Total
	Earned	Awards	($)
	or	($)
	Paid In
	Cash
	($)
[a]	[b]	(d)	[h]
Jeffrey McGonegal	$10,000	$950	$10,950
Barry King	$4,800	$950	$5,750
Robert Burg	$7,500	$950	$8,450

We provide cash compensation for our outside directors as follows:

Board representation= $4,800 per year

Audit committee chair (Mr. McGonegal)= additional $5,200 per year

Compensation committee chair (Mr. Burg)= additional $2,700 per year

Option Grants.  All of our directors are eligible for grants of stock options under our 2000 Plan.  In June 2009, and pursuant to the 2000 Plan, we granted to Mssrs. McGonegal, King and Burg five year options to purchase 5,000 shares of our common stock at $0.31 per share as disclosed in the “Director Compensation” schedule above.

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	May 20, 2011
William P. Spencer	President and Director

/s/ DEBRA L. SPENCER	Secretary, Treasurer, and Director	May 20, 2011
Debra L. Spencer

/s/ BARRY S. KING	Director	May 20, 2011
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	May 20, 2011
Jeffrey McGonegal

/s/ ROBERT BURG	Director	May 20, 2011
Robert Burg

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	May 20, 2011
Lowell W. Giffhorn	Accounting Officer)