Form 10-K
period 2011-03-31
IMAGENETIX INC /NV/
filed 2011-07-11
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,331,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 11,811,288 issued and outstanding as of July 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Annual Report on Form 10-K
For the Year Ended March 31, 2011

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

We develop, formulate and market over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® a product formulation which we sell to the mass market through retailers and on a private label basis to wholesale customers.  We also license our intellectual property to third parties.

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

We sell Celadrin,® our own branded product, directly to the mass markets through retail sellers.  We also develop, license and sell products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

Our Business

We develop, formulate, license and market over-the-counter, natural-based nutritional supplements.  Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution including direct sales to the mass market through retailers, direct marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television.

A key part of our marketing strategy is to provide a "turnkey" approach to the marketing and distribution of our products. Our "turnkey" approach provides:

•	Specific product formulations requested by our customers;

•	Scientific studies to support claims made for our products;

•	Assistance in complying with U.S. laws and regulations;

•	Assistance in obtaining foreign country regulatory approval for sale of our products;

•	Marketing materials and marketing assistance to support product sales; and

•	Manufacture of products with delivery directly to the customer.

Following development of a new product, and on behalf of our customers, we:

•	Conduct and complete any scientific studies necessary for regulatory compliance;

•	Arrange for the manufacture of finished products to our specifications; and

•	Develop marketing tools and plans to promote product sales, including labels, graphic designs and promotional brochures and providing speakers to promote the products.

Our management and key personnel have many years experience in developing and selling nutritional products to domestic and international marketers, including direct marketers, health food stores and mass market merchandisers.

Our largest customers accounted for 54% and 14% of our net sales for the year ended March 31, 2011 and 42% and 15% for the year ended March 31, 2010.

Our Strategy

We are a developer, formulator and supplier of natural-based products, designed to enhance human and animal health. We develop and formulate over-the-counter topical creams and nutritional products marketed globally through multiple channels of distribution. Our strategy involves:

•	Continuing to develop innovative and proprietary nutritional products;

•	Continuing to offer "turnkey" services, including product development, regulatory compliance, manufacturing and marketing services, to assist our customers in quickly bringing new products to market;

•	Licensing our technologies to third parties;

•	Marketing our products internationally by assisting our customers in registering their products for sale in foreign countries.

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

Products

We offer a variety of specialized proprietary nutritional formulations and over-the-counter topical creams. Since beginning operations in February 1999, we have developed and sold over 90 products and formulations to businesses and organizations that market these products through multiple channels of distribution, including direct selling, sales to mass market retailers, direct response radio, nutritional newsletters and medical care professionals. Our product formulations may be developed by our customers, co-developed by us and our customers or developed exclusively by us for the customer.

Our leading product is Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the year ended March 31, 2011, approximately 69% of our revenue was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product and also as a branded ingredient to be used by our wholesale customers in their own product formulations.

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

In addition to Celadrin®, which we sell in many formulations including an oral product, a cream, and a pet product, we have also developed other natural based products designed to address specific health issues, including compounds and formulations involving a proprietary blend of fruit and vegetable extracts which represented approximately 3% of our sales, a weight loss product which represented approximately 2% of our sales, and a probiotic, BioGuard®, for ear, nose and throat protection which represented approximately 26% of our sales for the year ended March 31, 2011.

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

We use a number of manufacturers to combine ingredients furnished by our suppliers into our nutritional products. By outsourcing product manufacture, we eliminate the capital required to manufacture our own products and increase the flexibility of our manufacturing resources. We have written confidentiality and exclusivity agreements with key manufacturers and believe suitable replacement manufacturers are available. However, the loss of a manufacturer could adversely affect our business.

Marketing and Distribution.

We market our products to customers in multiple channels of distribution. Our marketing strategy consists of:

•
Continuing to offer our proprietary products to existing customers while seeking new customers, emphasizing those engaged in the mass marketing of nutraceutical supplements and other nutraceutical products;

•	Continuing to assist our customers in designing new nutritional, topical, and skin care products using our formulations;

•	Continuing to design marketing materials and offering other value added services to assist customers in expanding their sales of our product;

•	Developing and offering new products to direct marketing and mass marketing companies;

•	Offering products for distribution through medical and nutritional oriented professionals;

•	Licensing our proprietary intellectual property to third parties;

•	Offering products for distribution through direct response radio and television.

We will continue to offer our customers a turnkey approach to their product needs. This approach emphasizes providing the customer with the support necessary to allow them to sell our products, including providing the scientific studies required by U.S. and foreign regulators, tailoring our product formulations specifically for each customer, obtaining approvals in foreign countries for our customers to market there, providing full marketing support for the products, including product information, product descriptions and arranging for manufacture and shipment of the products according to customer instructions.

Approximate sales by principal geographic area (as a percentage of sales) for fiscal years ended March 31, 2011 and 2010 were as follows:

	2011	2010

Domestic sales	96.0%	76.5%

Foreign sales:
Japan	0.5	15.1
India	1.2	1.3
United Kingdom	-	0.7
Canada	1.9	0.4
Australia	0.4	6.0
Total foreign sales	4.0	23.5

Total sales	100.0%	100.0%

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

Major Customers

During the two years ended March 31, 2011 and 2010, we had sales to the following customers which represented greater than 10% of our annual revenue:

	March 31,
	2011	2010

Costco	$3,829,242	$2,805,390
Proprietary Nutritionals, Inc.	1,026,488	-
Gold Wind	-	994,172

While sales to certain customers generally vary from year to year, the loss of one or both of our major customers, unless replaced by similar customers, could have a material adverse effect on our operations and our ability to generate income.

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

The Dietary Supplement Health and Education Act revised the provisions governing dietary ingredients and labeling of dietary supplements. The legislation created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, botanicals, and other dietary substances to supplement the daily diet, and concentrates, metabolites, constituents, extracts and combinations thereof. The legislation requires no federal pre-market approval for the sale of dietary ingredients that were on the market before October 15, 1994. Since cetylated fatty acids, the primary ingredient in Celadrin®, were on the market prior to October 15, 1994, we have not been required to provide the FDA with any proof as to safety or efficacy of Celadrin®. Dietary ingredients first marketed after October 15, 1994 may not be distributed or marketed in interstate commerce unless:
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

The Federal Trade Commission, which exercises jurisdiction over the marketing practices and advertising of products similar to those we offer, has in the past several years instituted enforcement actions against several dietary supplement companies for deceptive marketing and advertising practices. These enforcement actions have frequently resulted in consent orders and agreements. In certain instances, these actions have resulted in the imposition of monetary redress requirements. Importantly, the commission requires that "competent and reliable scientific evidence" corroborate each claim of health benefit made in advertising before the advertising is first made. A failure to have that evidence on hand at the time an advertisement is first made violates federal law. While we have not been the subject of an enforcement action for the advertising of our products, there can be no assurance that this agency will not question our advertising or other operations in the future.

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

 In April 2009, we were conveyed ownership of U.S. Patent 5,569,676.  This patent is a method for alleviating the symptoms of non-rheumatoid arthritis by administering to the afflicted subject a therapeutically effective amount of cetyl myristoleate either orally, topically, or parenternally.

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

Employees

At March 31, 2011, we had 7 full-time employees and 6 part-time consultants, including our executive officers.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®, which we use in approximately 69% of our products and which represented approximately 69% of our sales for the year ended March 31, 2011. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 54% and 14% of our net sales for the year ended March 31, 2011 and 42% and 15% for the year ended March 31, 2010.  The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

We Have Recently Changed to a Licensing Model to Generate Revenue Which Could Impact Our Revenue and Profitability.

Our business model has changed from exclusively selling products directly to wholesalers, retailers, and customers to additionally licensing the sale of our products to third parties. This business model requires the third parties to commit to such an agreement and to successfully sell products with our technologies.  We have not achieved similar significant revenue producing license deals in the past.  If we are not successful at implementing a licensing model, our revenues, cash flow and earnings, if any, could be adversely affected.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

As of March 31, 2011, we have 11,811,288 common shares outstanding which are freely tradable or saleable under Rule 144.  We also have outstanding common stock warrants and stock options exercisable into up to 3,191,341 shares of common stock which could become free trading if exercised.   If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California.  We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a seven-year lease ending December 2012 for a monthly rent ranging from a current level of $12,244 increasing annually to $12,673 for the seventh year.  The average monthly rent for the seven-year period is $11,212.  In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a month to month lease at a monthly rent of $2,049.  This space is intended to meet our needs for the foreseeable future.

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

Nikken Suit

On April 29, 2011, Imagenetix filed a legal action in the United States Central District of California, case number CV11-3727GHK(VBKx), against Nikken Inc., Et. Al. including certain of Nikken’s affiliates and distributors.  Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and entered into unfair competition under the Lanham Act.  Imagenetix seeks damages of approximately $31,000,000 and injunctive relief among other claims.  Nikken has not yet responded to this action.

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

The following table sets forth the high and low closing price for the Common Stock for the fiscal years ended March 31, 2011 and 2010:

	Closing Price
	High	Low

Fiscal Year Ended March 31, 2011
First Quarter	$0.48	$0.36
Second Quarter	$0.51	$0.37
Third Quarter	$0.50	$0.35
Fourth Quarter	$0.50	$0.16

Fiscal Year Ended March 31, 2010
First Quarter	$0.48	$0.25
Second Quarter	$0.84	$0.38
Third Quarter	$0.80	$0.34
Fourth Quarter	$0.59	$0.36

We had approximately 300 shareholders of record as of July 11, 2011. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities
In March 2011 we issued common stock purchase warrants as follows:

Common Stock Purchase Warrants

Name	Date of Issuance	Number of Shares	Exercise Price	Expiraton Date
James & Josephine Zolin	3/27/2011	75,000	$0.50	3/27/2016
Anthony W. & Barbara Opperman	3/27/2011	75,000	$0.50	3/27/2016

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

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We develop, formulate and market over-the-counter, natural-based nutritional supplements and skin care products. Our products are proprietary, often supported by scientific studies which we request and are offered through multiple channels of distribution, including direct marketing companies, also known as network marketing or multi-level marketing companies, and chain store retailers. Our primary product is Celadrin® a product formulation which we sell to the mass market through retailers and on a private label basis to wholesale customers.  We also license our intellectual property to third parties.

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

Historically, we have sold our own branded product, Celadrin®, directly to the mass markets through retail sellers.  We currently plan to expand our activities in developing, licensing and selling products and formulations to businesses and organizations that in-turn market our products through multiple channels of distribution, including direct marketing companies, mass marketing companies, medical, health and nutritional professionals, medical newsletters and direct response radio and television. We also offer Celadrin® products through wholesale customers that in turn offer their products containing Celadrin® to mass market retailers.

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

We account for payments made to customers in accordance with ASC No. 605, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $979,000 and $1,185,000 for the years ended March 31, 2011 and 2010.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing six months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   For the years ended March 31, 2011 and 2010, we recorded reserves of $118,000 and $86,000 for potential returns, allowances and product buy backs.

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

Royalties- we recognize revenue from royalties based on reports provided by our customers (typically 30 days after the end of the quarter on which the royalty payment is based.)

Licensing- we also derive license revenue from fees for the transfer of proven and reusable intellectual property components.  Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property.  License fees will be recognized upon the execution of the license agreement and transfer of intellectual property provided no further significant performance obligations exist and collectability is deemed probable.  If additional performance obligations are present, we defer revenue recognition until such time as the performance obligation is satisfied.

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
We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the years ended March 31, 2011 and 2010 we incurred research and development expenses of $22,681 and $127,540, respectively.

Selected Financial Information

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010

	Year Ended		Increase
	3/31/11	3/31/10	(Decrease)%

Statements of Operations
Net sales	$7,128,854	$6,596,071	$532,783	8.1%
Cost of goods sold	4,062,157	3,732,252	329,905	8.8%
% of net sales	57.0%	56.6%	0.4%	0.7%
Gross profit	3,066,697	2,863,819	202,878	7.1%
% of net sales	43.0%	43.4%	-0.4%	-0.9%
Operating expenses
General and administrative	1,024,960	1,209,281	(184,321)	-15.2%
Selling	3,029,489	1,361,799	1,667,690	122.5%
Payroll expense	994,157	1,089,597	(95,440)	-8.8%
Consulting expense	1,324,847	1,481,331	(156,484)	-10.6%
Total operating expenses	6,373,453	5,142,008	1,231,445	23.9%
Interest expense	(235,641)	(2,405)	233,236	9698.0%
Settlement income	-	1,168,000	(1,168,000)	NM
Other income	1,403	7,790	(6,387)	-82.0%
Income tax benefit	1,373,400	407,700	965,700	236.9%
Net loss	(2,167,594)	(697,104)	1,470,490	210.9%

Net Sales

Net sales for the year ended March 31, 2011 increased $532,783, 8.1%, to $7,128,854 compared to $6,596,071 for the year ended March 31, 2010.  The primary reasons for the sales increase are an increase in sales of our own branded product, Celadrin® and BioGuard®, to the mass market offset by a decrease in wholesale sales as follows:

Breakdown of net sales

	Year Ended March 31,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$718,000	10%	$2,168,000	33%	$(1,450,000)
Mass market	5,122,000	72%	3,205,000	49%	1,917,000
Distibutors	1,289,000	18%	1,223,000	19%	66,000
	$7,129,000	100%	$6,596,000	100%	$533,000

During the year ended March 31, 2011, we expanded to all Costco stores of both Celadrin® and BioGuard®, we had initial shipments of Celadrin® to 800 Walmart stores and we expanded the sale of BioGuard® to all RiteAid stores.  However, the advertising costs required to support the increased level of revenue proved to be prohibitive.  Therefore, we anticipate future revenue gains will come from licensing and sale of our intellectual property and sale of our raw material to larger, better funded companies who have well established retail advertising budgets.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales remained stable at 57% for the years ended March 31, 2011 and 2010.  Future cost of sales is anticipated to fluctuate based on future product mix.

General and Administrative

General and administrative expenses decreased by $184,321, a 15.2% decrease, to $1,024,960 for the year ended March 31, 2011 from $1,209,281 for the year ended March 31, 2010.  The primary reasons for the decrease were an approximate decrease of $65,000 of travel related costs and a $105,000 decrease in research and development expenses related to clinical studies and advancement of the periodontal drug candidate.

Selling

Selling expenses more than doubled from $1,361,799 for the year ended March 31, 2010 to $3,029,489, a $1,667,690 increase, for the year ended March 31, 2011.  The primary reason for the increase was the marketing costs related to expanding nationwide Celadrin and BioGuard into the food, drug, mass and club store categories.  The expanded advertising proved to be ineffective related to the increase in sales.  Future advertising will be on a limited basis as the Company anticipates changing to a wholesale approach to growth by concentrating on licensing its products and selling raw material to larger, better financed companies who have established channels as it relates to the retail market.

Payroll Expense

Payroll expense decreased to $994,157 for the year ended March 31, 2011, a decrease of 8.8% or $95,440, compared to $1,089,597 for the year ended March 31, 2010.   This decrease was a result of employee terminations, reduced salaries and bonus decreases during the current fiscal year.

Consulting Expenses

Consulting expenses decreased to $1,324,847 for the year ended March 31, 2011, a decrease of 10.6% or $156,484, compared to $1,481,331 for the year ended March 31, 2010.  This decrease was a result of a decrease of $326,000 for product demonstrations at mass market stores offset by an increase of $182,000 for legal expenses.

Other Income

During the year ended March 31, 2010, we received $1,250,000 as a result of accelerating and terminating a supply agreement with a customer which was partially offset by an $82,000 settlement with a sales distributor involved in this transaction.

Interest Expense

Interest expense increased by $233,236 to $235,641 for the year ended March 31, 2011 compared to $2,405 for the year ended March 31, 2010.  During the current fiscal year, we entered into an asset based line of credit with a commercial bank and several bridge loans with individual investors to provide financing for expanding inventories, accounts receivable and marketing and advertising to support the nationwide expansion of Celadrin and BioGuard.  Future interest expense is anticipated to go down as we refocus the direction of the company away from the food, drug, mass and club stores markets.

Provision for Income Taxes

As a result of losses during the years ended March 31, 2011 and 2010, we reflected income tax benefits of $1,373,400 and $407,700.

Capital Resources

	Year Ended		Increase
	3/31/11	3/31/10	(Decrease)

Working Capital

Current assets	$3,572,098	$4,464,088	$(891,990)
Current liabilities	3,838,790	1,190,565	2,648,225
Working capital	$(266,692)	$3,273,523	$(3,540,215)

Long-term debt	$-	$-	$-

Stockholders' equity	$2,081,046	$3,505,258	$(1,424,212)

Statements of Cash Flows Select Information

Net cash provided (used) by:
Operating activities	$(2,076,351)	$(277,059)	$(1,799,292)
Investing activities	$(1,761)	$(6,501)	$4,740
Financing activities	$1,495,599	$39,347	$1,456,252

Balance Sheet Select Information

Cash and cash equivalents	$398,997	$981,510	$(582,513)

Accounts receivable, net	$669,976	$1,049,047	$(379,071)

Inventory, net	$993,393	$1,350,041	$(356,648)

Accounts payable and accrued expenses	$892,366	$1,079,219	$(186,853)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At March 31, 2011, we had cash holdings of $398,997, a decrease of $582,513 compared to March 31, 2010. Our net working capital position at March 31, 2011, was a negative $266,692 compared to $3,273,523 as of March 31, 2010.  This decrease was primarily the result of operating losses incurred during the year and a reclassification of deferred income tax assets from current to long term.  In fiscal year 2011, we raised $400,000 through the sale of common stock, $700,000 through the issuance of bridge loans to individuals and $1,500,000 through entering into an asset based line of credit with a commercial bank.  The proceeds from these debt and equity financings were used to meet working capital needs particularly an increase in inventories, accounts receivable and advertising with respect to an increased level of sales activity to our mass market customers.    During the first fiscal quarter of 2012, we received an additional $750,000 in cash from the deferred sale of our intellectual property and $700,000 from an investor.  The proceeds were used to pay off and close the asset based line of credit as we reposition ourselves away from the mass market in favor of intellectual property licensing and royalty sales to compliment wholesale revenue.  Although our cash requirements for marketing and advertising will be eliminated with this new business model, we have no history concerning licensing and royalty revenue.  However, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method, will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning January 1, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2011, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their evaluation, the Chief Executive and Chief Financial Officers  concluded that our internal controls over financial reporting were effective as of March 31, 2011, the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officer at March 31, 2011:

Name	Age	Position

William P. Spencer	58	Chief Executive Officer, President and Director
Debra L. Spencer (1)	59	Secretary
Lowell W. Giffhorn	64	Chief Financial Officer
Derek C. Boosey	68	Vice President—International
Jeffrey G. McGonegal	60	Director
Robert Burg	54	Director
Barry S. King	65	Director
William A. Toomey (2)	72	Director

(1)	Ms. Spencer resigned from the board of directors in April 2011.
(2)	Mr. Toomey joined the board of directors in June 2011.

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

Debra L. Spencer has served as a director from March 1999 to April 2011 and served as our treasurer from March 1999 to July 2005. She continues to serve as our corporate secretary a position she has held since March 1999. Her responsibilities also include product label copy and graphic design in compliance with FDA regulations as well as developing marketing materials for our private label products. From 1970 to 1981 she was an Executive Assistant to the Vice President of a local San Diego bank.  From 1987 to 1993 she served as vice president, secretary and treasurer for Vitamin Direct, Inc., a consumer mail order vitamin company.

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

Jeffrey G. McGonegal joined our board in 2005.  He has served since 2003 as the chief financial officer of AspenBio Pharma, Inc., a publicly-held biomedical company, and from 2003 until January 1, 2011, as the chief financial officer of PepperBall Technologies, Inc., a publicly held security products and services company, and since 2000 has served as senior vice president — finance of Cambridge Holdings, a publicly-held real estate and business development firm with limited activities. Until its sale in April 2007, he was also a member of the board of directors of Applied Medical Devices, Inc., a publicly-held shell company.  From 1974 to 1997, he was an accountant with BDO Seidman LLP.  While at BDO Seidman, Mr. McGonegal served as managing partner of the Denver, Colorado office.  Mr. McGonegal received a B.A. degree in accounting from Florida State University and he is a certified public accountant licensed in Colorado. Mr. McGonegal’s deep financial expertise, which includes several years experience as a certified public accountant and several chief financial officer or chief executive officer positions in addition to his services to the company, provides particular value to our board.

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

William A. Toomey joined our board in 2011.  Mr. Toomey has used global influence as a world class athlete and leader of the International Olympic movement to benefit many.  He was the 1968 Olympic gold medalist in the decathlon, a past Sullivan Award winner (top USA athlete), ABC Athlete of the Year, and the Associated Press Amateur and Professional Athlete of the Year.  He is a past president of the International Olympic Committee’s Alumni Association; was a Presidential advisor to the Peace Corps and a member of Gerald Ford’s Presidential Commission on Olympic Sport. He received a Master’s Degree from Stanford University and currently lectures at the University of California Davis.  Mr. Toomey’s long career as a marketing executive in sports health and fitness provides particular value to our board.

William P. Spencer and Debra L. Spencer are married to each other.

Committees of the Board of Directors

Compensation Committee.  Our Compensation Committee is currently comprised of the following, each of whom is independent as defined under applicable NASDAQ and SEC rules: Jeffrey G. McGonegal, Robert Burg (Committee Chair), and Barry King. The Compensation Committee did not hold any formal meetings during the current fiscal year.

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

Audit Committee. The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee.  The Audit Committee, which met four times during fiscal year 2011, is composed of one employee director and one other director, who was determined by the Board to be an independent director. During fiscal year 2010, the Audit Committee consisted of Mr. McGonegal (Chairman) and Mr. Spencer.

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

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2011.
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

ITEM 11.EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the fiscal years ended March 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2011	$200,056	$-	$24,000	$9,000	$233,056
President, CEO and Director	2010	$190,846	$56,400	$30,450	$10,802	$288,498
	2009	$212,341	$50,400	$10,800	$10,802	$284,343

Derek Boosey	2011	$98,398	$-	$45,600	$9,000	$152,998
Vice President	2010	$98,492	$3,000	$5,700	$10,802	$117,994

Lowell W. Giffhorn	2011	$114,400	$-	$26,400	$-	$140,800
CFO	2010	$106,700	$-	$5,700	$-	$112,400

The amounts included in other compensation are car allowances paid to Mr. Spencer and Mr. Boosey.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
[a]	[b]	[c]	[e]	[f]
William P. Spencer	25,000	-	$1.30	May 8, 2012
President, CEO and	30,000	-	$0.65	June 25, 2013
Director	30,000	-	$0.31	June 8, 2014
	75,000	-	$0.70	November 17, 2014
	50,000	50,000	$0.38	August 21, 2015

Lowell W. Giffhorn	25,000	-	$1.30	May 8, 2012
CFO	40,000	-	$0.65	June 25, 2013
	30,000	-	$0.31	June 8, 2014
	55,000	55,000	$0.38	August 21, 2015

Derek Boosey	30,000	-	$1.30	May 8, 2012
Vice President	30,000	-	$0.65	June 25, 2013
	30,000	-	$0.31	June 8, 2014
	95,000	95,000	$0.38	August 21, 2015

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

DIRECTOR COMPENSATION

The Company's outside non-employee directors receive cash compensation, paid quarterly, for service as board members and additional cash compensation for committee chair services, as further detailed below.  Directors are reimbursed for all expenses incurred by them in attending board meetings.  Non-employee directors also receive stock options for their service as board members, with option grants awarded periodically, but not annually, as determined by the board of directors.  Employee directors receive compensation as employees and not for service as directors.

The following information outlines the compensation paid to our non-employee directors, including annual base retainer fees and option awards for the fiscal year ended March 31, 2011:

Name	Fees Earned or Paid In Cash ($)	Option Awards ($)	Total ($)
[a]	[b]	(d)	[h]
Jeffrey McGonegal	$10,000	$6,000	$16,000
Barry King	$4,800	$6,000	$10,800
Robert Burg	$7,500	$6,000	$13,500

We provide director compensation for our outside directors as follows:

Board representation= $4,800 per year
Audit committee chair (Mr. McGonegal)= additional $5,200 per year
Compensation committee chair (Mr. Burg)= additional $2,700 per year

Option Grants.  All of our directors are eligible for grants of stock options under our 2000 Plan.  In August 2010, and pursuant to the 2000 Plan, we granted to Mssrs. McGonegal, King and Burg five year options to purchase 25,000 shares of our common stock at $0.38 per share as disclosed in the “Director Compensation” schedule above.

We estimate the fair value of the options issued to our officers and directors at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for those options issued during the year ended March 31, 2011: dividend yield of zero percent; expected volatility of 78%, risk-free interest rates of 1.47%; and expected life of 5 years.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of July 11, 2011, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.
	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	3,032,500	25.0%
Gary J. McAdam (4)	1,460,557	12.3%
Barry S. King (5)	42,500	*
Robert Burg (6)	47,500	*
Jeffrey G. McGonegal (6)	47,500	*
Lowell W. Giffhorn (7)	160,000	1.3%
Derek C. Boosey (8)	235,000	2.0%
All officers and directors as a group (7 persons) (9)	3,565,000	28.3%

*	Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date hereof.
(3)	Comprised of 2,705,000 shares and 327,500 stock options. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.
(4)	Comprised of 1,435,557 shares and 25,000 common stock purchase warrants, all of which are owned by entities controlled by Mr. McAdam.
(5)	Comprised of 42,500 stock options.
(6)	Comprised of 47,500 stock options.
(7)	Comprised of 10,000 shares and 150,000 stock options.
(8)	Comprised of 50,000 shares and 185,000 stock options.
(9)	Comprised of 2,765,000 shares and 800,000 stock options.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,890,000	$0.60	-

Equity compensation plans not approved by security holders	1,301,341	$0.72	-

Total	3,191,341	$0.65	-

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2005 we entered into a consulting agreement with Business Partners Operations, LLC, a company in which Mr. McAdam is an officer and principal stockholder. Under the agreement, Mr. McAdam provided us with business consulting in the areas of finance and marketing strategies. The agreement, which was verbally amended in February 2008 and November 2010, called for us to pay a fee of $3,500 to $6,500 per month.  The agreement was terminated by the company in January 2011.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal years ended March 31, 2011 and 2010:

	HJ Associates &
	Consultants LLP
Fee category	2011	2010

Audit fees	$61,200	$49,100

Audit-related fees	$-	$-

Tax fees	$1,781	$1,368

All other fees	$1,080	$-

Total fees	$64,061	$50,468

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2011.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the Securities and Exchange Commission.

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

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2011 and 2010

Consolidated Statements of Operation- Years Ended March 31, 2011 and 2010

Consolidated Statement of Stockholders' Equity- Years Ended March 31, 2011 and 2010

Consolidated Statements of Cash Flows- Years Ended March 31, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Title

3.01	Articles of Incorporation of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Amendment to Articles of Incorporation (Name change) (2)

3.04	By laws, as amended (7)

4.01	2000 Stock Option Plan (6)

10.01	Celadrin® Supply Agreement with Organic Technologies (2)

10.19	Business Partners Operations Agreement (4)

10.20	Office Lease Agreement with Bernardo Gateway Partners (5)

10.21	Patent License with University of Minnesota (5)

10.22	Patent License with EHP Products, Inc. (5)

10.23	Employment Agreement with William P. Spencer dated August 7, 2009 (7)

10.24	Employment Agreement with Debra L. Spencer dated August 7, 2009 (7)

10.25	Engagement Agreement with Lowell W. Giffhorn dated August 7, 2009 (7)

10.26	Form of 7% Renewable Convertible Debenture dated May 2010 (8)

10.27	Business Financing Agreement with Bridge Bank dated June 2010 (8)

14	Code of Ethics (3)

31.1	302 Certification of William P. Spencer

31.2	302 Certification of Lowell W. Giffhorn

32.1	906 Certification of William P. Spencer

32.2	906 Certification of Lowell W. Giffhorn

(1)	Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2)
Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2005.

(4)	Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-123159, declared effective on March 18, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006.

(6)	Incorporated by reference to our Registration Statement on Form S-8, File Number 333-146318, filed on September 26, 2007.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Imagenetix, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Imagenetix, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP
Salt Lake City, Utah
July 11, 2011

Imagenetix, Inc.
Consolidated Balance Sheets

March 31,	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$398,997	$981,510
Accounts receivable, net	669,976	1,049,047
Receivable from sale of licenses and intellectual property	1,250,000	-
Inventories, net	993,393	1,350,041
Prepaid expenses and other current assets	131,932	150,690
Current deferred tax assets	127,800	932,800
Total current assets	3,572,098	4,464,088

Property and equipment, net	58,498	89,137
Long-term prepaid expenses	6,000	18,000
Other assets	80,240	99,998
Long-term deferred tax assets	2,203,000	24,600
Total Assets	$5,919,836	$4,695,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable to a bank	$839,000	$-
Convertible notes	300,000	-
Accounts payable	820,509	996,827
Accrued liabilities	71,857	82,392
Customer deposits	15,077	25,374
Current deferred revenue	1,750,000	-
Contract payable	42,347	85,972
Total current liabilities	3,838,790	1,190,565

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,811,288 and 11,010,788 issued and outstanding at March 31, 2011 and 2010, respectively	11,810	11,010
Capital in excess of par value	13,543,753	12,801,171
Accumulated deficit	(11,474,517)	(9,306,923)
Total stockholders' equity	2,081,046	3,505,258
Total Liabilities and Stockholders' Equity	$5,919,836	$4,695,823

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Operations

Years Ended March 31,	2011	2010

Net sales	$7,128,854	$6,596,071

Cost of sales	4,062,157	3,732,252

Gross profit	3,066,697	2,863,819

Operating expenses:
General and administrative expense	1,024,960	1,209,281
Selling expenses	3,029,489	1,361,799
Payroll expense	994,157	1,089,597
Consulting expense	1,324,847	1,481,331
Operating expenses	6,373,453	5,142,008
Operating (loss)	(3,306,756)	(2,278,189)
Other income (expense):
Other income	1,403	7,790
Settlement income	-	1,168,000
Interest expense	(235,641)	(2,405)
Other income (expense):	(234,238)	1,173,385
Income (loss) before income taxes	(3,540,994)	(1,104,804)

Provision for (benefits from) income taxes	(1,373,400)	(407,700)

Net income (loss)	$(2,167,594)	$(697,104)

Basic and diluted income (loss) per share	$(0.19)	$(0.06)

See accompanying report of independent registered public accounting firm, summary of accounting polices and notes to consolidated financial statements.

Imagenetix, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Capital in excess	Retained Earnings	Stockholders'
Years Ended March 31, 2011 and 2010	Shares	Amount	of Par Value	(Deficit)	Equity

Balance April 1, 2009	11,010,788	$11,010	$12,651,936	$(8,609,819)	$4,053,127

Value of stock options and warrants issued	-	-	149,235	-	149,235
Net loss for the year ended March 3l, 2010	-	-	-	(697,104)	(697,104)
Balance March 31, 2010	11,010,788	11,010	12,801,171	(9,306,923)	3,505,258

Common stock issued for cash at $0.50 per share	800,000	800	399,200	-	400,000
Non-cash value of stock options and warrants issued	-	-	332,053	-	332,053
Exercise of warrants at $0.45 per share	500	-	224	-	224
Debt discount on issuance of convertible debentures	-	-	11,105	-	11,105
Net loss for the year ended March 3l, 2011	-	-	-	(2,167,594)	(2,167,594)
Balance March 31, 2011	11,811,288	$11,810	$13,543,753	$(11,474,517)	$2,081,046

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated finacial statements.

Imagenetix, Inc.
Consolidated Statements of Cash Flows

Years Ended March 31,	2011	2010
Operating activities:
Net loss	$(2,167,594)	$(697,104)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Amortization and depreciation	52,158	53,140
Provision for doubtful accounts, returns and discounts	7,000	75,000
Provision for inventory obsolescence	6,995	1,423
Non cash expense related to debt discount on notes	11,105	-
Non cash expense related to issuance of warrants and stock options	332,053	149,235
Change in deferred taxes	(1,373,400)	(407,700)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables	372,071	(28,101)
(Increase) decrease in receivable from sale of licenses and intellectual property	(1,250,000)	-
(Increase) decrease in inventory	349,653	(14,223)
(Increase) decrease in other assets	30,758	(29,662)
Increase (decrease) in accounts payable	(176,318)	722,516
Increase (decrease) in accrued liabilities	(10,535)	1,696
Increase (decrease) in income taxes payable	-	(69,803)
Increase in deferred revenue	1,750,000	-
Increase (decrease) in customer deposits	(10,297)	(33,476)
Net cash provided (used in) operating activities	(2,076,351)	(277,059)
Investing activities:
Purchases of property and equipment	(1,761)	(6,501)
Net cash used in investing activities	(1,761)	(6,501)
Financing activities:
Proceeds from contracts payable	91,101	141,849
Payments on contracts payable	(134,726)	(99,522)
Proceeds from asset based line of credit	1,390,000	-
Payments on asset based line of credit	(551,000)	-
Payments on patent license financed	-	(2,980)
Proceeds from bridge loans and convertible notes	710,000	-
Payments on bridge loans and convertible notes	(410,000)	-
Proceeds from exericse of warrants	224	-
Proceeds from sale of common stock	400,000	-
Net cash provided by financing activities	1,495,599	39,347
Net decrease in cash	(582,513)	(244,213)
Cash and cash equivalents, beginning of year	981,510	1,225,723
Cash and cash equivalents, end of year	$398,997	$981,510

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$105,131	$2,405
Income taxes	$-	$69,803
Non Cash Investing and Financing Activities:
Debt discount on convertible notes	$11,105	$-

See accompanying report of independent registered public accounting firm, summary of accounting policies and notes to consolidated financial statements.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

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

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents

For purposes of the financial statements, we consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. At various times throughout the year, we have exceeded federally insured limits.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

Presentation

Certain amounts from the 2010 financial statements have been reclassified to match the 2011 presentation.

Revenue Recognition

We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104) and ASC No. 605.  SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. ASC No. 605 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time title passes to the customer, which usually occurs upon shipment. Revenue from shipments where title passes upon delivery is deferred until the shipment has been delivered.

We account for payments made to customers in accordance with ASC No. 605, which states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various agreements with customers that provide for discounts and rebates. These agreements are classified as a reduction of revenue. Certain other costs associated with customers that meet the requirements of ASC No. 605 are recorded as sales and marketing expense. Vendor considerations recorded as a reduction of sales were $979,000 and $1,185,000 for the years ended March 31, 2011 and 2010.

We guarantee customer satisfaction. Our policy requires the customer to return the unused product to the retailer from whom they originally purchased it.  We pay the retailer for the returned product plus a handling cost. We review gross revenue for estimated returns of private label contract manufacturing products and direct-to-consumer products. The estimated returns are based upon the trailing twelve months of private label contract manufacturing gross sales and our historical experience for both private label contract manufacturing and direct-to-consumer product returns. However, the estimate for product returns does not reflect the impact of a large product recall resulting from product nonconformance or other factors as such events are not predictable nor is the related economic impact estimable.   We periodically assess the adequacy of this policy and record a liability as necessary.   For the years ended March 31, 2011 and 2010, we recorded reserves of $118,000 and $86,000 for potential returns, allowances and product buy backs.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

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

Royalties- we recognize revenue from royalties based on reports provided by our customers (typically 30 days after the end of the quarter on which the royalty payment is based.)

Licensing- we also derive license revenue from fees for the transfer of proven and reusable intellectual property components.  Generally, these payments will include a nonrefundable technology license fee, which will be payable upon the transfer of intellectual property.  License fees will be recognized upon the execution of the license agreement and transfer of intellectual property provided no further significant performance obligations exist and collectability is deemed probable.  If additional performance obligations are present, we defer revenue recognition until such time as the performance obligation is satisfied.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the years ended March 31, 2011 and 2010 we incurred research and development expenses of $22,681 and $127,540, respectively.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC No. 260 (See Note 13).

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method, will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning January 1, 2011.   The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

NOTE 2 –   ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,
	2011	2010

Accounts receivable - trade	$812,976	$1,185,047
Allowance for doubtful accounts	(25,000)	(50,000)
Allowance for returns and discounts	(118,000)	(86,000)

Accounts receivable, net	$669,976	$1,049,047

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010
NOTE 3 –   INVENTORY

Inventory consisted of the following:

	March 31,
	2011	2010

Raw materials	$517,600	$1,032,817
Finished products	375,227	216,099
Boxes, labels, tubes & bottles	257,566	251,130
	1,150,393	1,500,046
Reserve for obsolescence	(157,000)	(150,005)

	$993,393	$1,350,041

NOTE 4 -  PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,
	2011	2010

Office equipment	$74,393	$72,632
Lease-hold improvements	180,480	180,480
	254,873	253,112

Less accumulated depreciation	196,375	163,975

	$58,498	$89,137

Depreciation expense for the year ended March 31, 2011 and 2010 was $32,401 and $33,281, respectively.

NOTE 5 –   OTHER ASSETS

The following is a summary of other assets included on the face of the balance sheet:

	March 31,
	2011	2010

Trademarks	$13,032	$13,032
Patent	172,965	172,965
	185,997	185,997

Less accumulated amortization	105,757	85,999

	$80,240	$99,998

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

For the year ended March 31, 2011 and 2010 amortization expense was $19,757 and $19,858, respectively. The estimated future amortization expense related to intangible assets as of March 31, 2011 is as follows:

Year Ended March 31.	Amount

2012	$19,700
2013	$19,000
2014	$12,600
2015	$3,000
2016	$3,000
Thereafter	$22,800
Total	$80,100

NOTE 6 - SECURED NOTE PAYABLE TO A BANK

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enabled us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations.  The maximum amount we could borrow was $1,500,000 of which $839,000 was outstanding at March 31, 2011.  The interest rate on the outstanding balance was the greater of the prime rate plus 1.75% or 5% (10% when the line was in default) plus a monthly maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  The bank was given a secured position in the assets of the company.  At March 31, 2011, we were not in compliance with certain covenants under the line of credit.  We paid off the then remaining balance of the line of credit in May 2011 and closed the account.

NOTE 7 - CONVERTIBLE NOTES

Overview. In May 2010 and September 2010, we sold an aggregate of $710,000 of 7% convertible notes to a group of 6 individual investors.   The notes issued in May 2010 aggregating $410,000 were repaid by the Company in June 2010 under a call provision which included a 7% premium payment to the note holders.  The convertible notes entitle the note holder, unless a call provision was exercised by the Company before the initial maturity date of the note, to convert the principal into our common stock.  Interest on the notes  is payable quarterly in cash or at the earlier of maturity, conversion to common stock, or on the exercise of the call provision previous to maturity by  the Company.  The remaining $300,000 of the notes were amended and extended as disclosed below.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

Extension.  In May 2011, we entered into an amendment with the holders of the $300,000 of notes issued in September 2010 whereby the maturity date was extended to August 1, 2011, we agreed to make installments and amortize the principal balance over that four month period, and we issued an additional 150,000 warrants with terms as originally issued to the noteholders in 2010.

NOTE 8 – DEFERRED INCOME

During fiscal year 2011, we entered into a licensing arrangement that is contingent on future performance and obligations.  As of March 31, 2011, $1,750,000 is reflected as deferred income and $1,250,000 is reflected as a receivable from the sale of licenses and intellectual property, the recognition of which will be dependent on future performance and obligations.

NOTE 9 – LEASES OBLIGATIONS

Operating Leases

We entered into a seven-year building lease for our office commencing in January 2006 and expiring in December 2012. In addition we entered into a three-year lease for warehouse space commencing in September 2006, which was extended month to month in August 2010.  Lease expense for the years ended March 31, 2011 and 2010 amounted to $163,107 and $161,592, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Years ending March 31,

2012	$148,200
2013	114,100
Thereafter	-

Total minimum lease payments	$262,300

NOTE 10 –  COMMITMENTS AND CONTINGINCIES

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

Nikken Suit

On April 29, 2011, Imagenetix filed a legal action in the United States Central District of California, case number CV11-3727GHK(VBKx), against Nikken Inc., Et. Al., including certain of Nikken’s affiliates and distributors.   Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and entered into unfair competition under the Lanham Act.  Imagenetix seeks damages of approximately $31,000,000 and injunctive relief among other claims.  Nikken has not yet responded to this action.

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

NOTE 11 –  CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2011 and 2010.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2011 and 2010, the Company had 11,811,288 and 11,010,788 shares of common stock issued and outstanding, respectively.

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2011 and 2010, and changes during the years then ended is presented below:

	Warrants
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2009	4,077,957	$1.18

Granted	300,000	0.70	$0.23
Expired	(417,250)	1.08
Exercised	-	-
Outstanding, March 31, 2010	3,960,707	1.15

Granted	651,341	0.48	$0.26
Expired	(3,310,207)	1.19
Exercised	(500)	0.95
Outstanding, March 31, 2011	1,301,341	$0.72

Exercisable, March 31, 2010	3,960,707	$1.15
Exercisable, March 31, 2011	1,301,341	$0.72

During the year ended March 31, 2011, we issued warrants to thirteen individuals and one institutional investor related to debt financings valued at $171,464 of which we expensed $119,405 to interest expense during the current fiscal year and we will expense the balance over the remaining term of the financings. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2011: dividend yield of zero percent; expected volatility of 77% to 79%, risk-free interest rates ranging from 1.79% to 2.23%; and expected lives of 5 years.

During the year ended March 31, 2010, we issued warrants to three individuals for services valued at $117,947 of which we expensed $63,033 to general and administrative expenses during the previous fiscal year and we amortized the balance over the remaining term of the service contracts. We estimated the fair value of each warrant at the issuance date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended March 31, 2010: dividend yield of zero percent; expected volatility of 78%, risk-free interest rates ranging from 2.16% to 2.20%; and expected lives of 5 years.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

A summary of the status of the warrants granted under the various agreements at March 31, 2011, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.41	146,341	4.25	$0.41	146,341	$0.41
$0.50	505,000	4.51	$0.50	505,000	$0.50
$0.65	50,000	2.27	$0.65	50,000	$0.65
$0.70	300,000	3.60	$0.70	300,000	$0.70
$1.20-1.30	300,000	1.58	$1.26	300,000	$1.26
	1,301,341	3.51	$0.72	1,301,341	$0.72

Stock Option Plan
In August 2000 we adopted a Stock Option Plan, which we refer to as the "Plan," which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options may be issued to any of our officers, directors, key employees or consultants. As of the ten year anniversary of the Plan, August 2010, the plan expired and no additional grants can be issued under the Plan.

Under the Plan, we had reserved 2.0 million shares underlying stock options for issuance, of which 1,900,000 options were granted to executive officers, employees and consultants at prices ranging from $0.31 to $1.30 per share. The Plan is administered by the Compensation Committee, who determined which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of common stock that may be purchased under each stock option and the stock option price.

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Except as otherwise determined by the Board of Directors, stock options may be exercised only if the stock option holder remains continuously associated with us from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan may not be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding. No stock options will be granted by us at an exercise price less than 85% of the fair market value of the stock underlying the option on the date the option is granted.  During the years ended March 31, 2011 and 2010 there were options granted to purchase up to 895,000 and 340,000, respectively, shares of common stock and there were no options exercised.  During the year ended March 31, 2011, options to purchase up to 594,000 shares of common stock were cancelled as a result of their reaching the expiration date.

A summary of the status of the options granted under the Company’s 2000 stock option plan at March 31, 2011 and 2010, and changes during the years then ended is presented below:

	Options
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Shares	Price	Value

Outstanding, April 1, 2009	1,249,000	$1.49
Granted	340,000	$0.42	$0.23
Cancelled	-	-
Exercised	-	-
Outstanding, March 31, 2010	1,589,000	$1.49
Granted	895,000	$0.38	$0.24
Cancelled	(594,000)	$2.04
Exercised	-	-
Outstanding, March 31, 2011	1,890,000	$0.60

Exercisable, March 31, 2010	1,469,000	$1.34
Exercisable, March 31, 2011	1,442,500	$0.67

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

A summary of the status of the options granted under the stock option plan at March 31, 2011, are presented in the table below:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Options

$0.31	240,000	3.19	$0.31	240,000	$0.31
$0.38	895,000	4.39	$0.38	447,500	$0.38
$0.65-0.70	405,000	2.58	$0.66	405,000	$0.66
$1.30	350,000	1.09	$1.30	350,000	$1.30
	1,890,000	3.24	$0.60	1,442,500	$0.67

NOTE 12 -  INCOME TAXES

At March 31, 2011 and 2010, the total of all deferred tax assets was approximately $2,330,800 and $957,400, respectively. There are no deferred tax liabilities for either year.

The temporary differences gave rise to the following deferred tax asset:

	March 31,
	2011	2010

Excess of financial accounting over tax depreciation	$33,700	$24,600
State income tax benefits	574,100	293,000
Net operating loss carryforward	1,511,400	435,300
Allowance for obsolete inventory	62,500	59,700
Allowance for bad debts, returns and discounts	57,000	54,200
Research and development credit carryforwards	73,900	73,900
Charitable contribution carryforwards	9,900	6,900
Vacation accrual	8,300	9,800
Net deferred tax asset	$2,330,800	$957,400

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010
The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the year ended:

	March 31,
	2011	2010

Federal income tax benefit computed at the Federal statutory rate	$(1,203,900)	$(375,600)
State income tax expense benefit net of Federal benefit	(283,400)	(83,300)
Other- permanent differences	113,900	51,200

Income tax benefit	$(1,373,400)	$(407,700)

The components of federal income tax benefit from continuing operations consisted of the following for the year ended:

	March 31,
	2011	2010

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Net current tax expense (benefit)	$-	$-

Deferred tax expense (benefit) resulted from:
Difference between financial and tax depreciation	$(9,100)	$(10,100)
State income tax benefits	(281,000)	(77,600)
Net operating (loss) income	(1,076,100)	(278,000)
Research and development credits	-	(3,800)
Allowance for obsolete inventory	(2,800)	(600)
Charitable contributions	(3,000)	(6,900)
Vacation accrual	1,400	(800)
Allowance for bad debts, returns and discounts	(2,800)	(29,900)

Net deferred tax benefit	$(1,373,400)	$(407,700)

	$(1,373,400)	$(407,700)

Deferred income tax benefit results primarily from the reversal of temporary timing differences between tax and financial statement income.

At March 31, 2011, the Company has net operating loss carry forwards for income tax reporting purposes of approximately $4,445,300 and $6,396,900 available to offset future federal and California taxable income, respectively. Based on current tax law, the Company’s federal net operating loss carry forward will begin to expire in the year ending March 31, 2029 and the state net operating loss carry forward will begin to expire in the year ending March 31, 2018.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

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

At March 31, 2011, based on the weight of available evidence, including current year taxable income and expectations of future taxable income, the Company determined that it was more likely that its deferred tax assets would be realized and has not recorded a valuation allowance associated with its deferred tax assets.

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

Upon adoption of ASC No. 740, there was no impact to the Company's consolidated financial statements.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of March 31, 2011.  The following table summarizes the open tax years for each major jurisdiction:

Open Tax
Jurisdiction	Years
Federal	2008 – 2011
California	2008 – 2011

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

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

NOTE 13 –   EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

	For the Year Ended
	March 31,
	2011	2010

Loss available to common shareholders (Numerator)	$(2,167,594)	$(697,104)

Weighted average number of common shares outstanding used in basic income per share during the period (Denominator)	11,686,135	11,010,788

Weighted average number of common shares outstanding used in diluted income per share during the period (Denominator)	11,686,135	11,010,788

Basic loss per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common equivalent shares outstanding during each period.  Common equivalent shares include stock options and warrants using the treasury stock method.  For periods which include a loss, the computation of diluted loss per share excludes the impact of stock options and warrants because they would be antidilutive and diluted loss per share is therefore the same as basic loss per share.

NOTE 14 –    CONCENTRATIONS

Sales

During the year ended March 31, 2011, we had two significant customers which accounted for 54% and 14% of sales.

During the year ended March 31, 2010, we had two significant customers which accounted for 42% and 15% of sales.

Supplier

We also have a single source and exclusive supplier arrangement with the supplier of a specific raw material, which is used as part of products which account for approximately 69% of our sales.  The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect our business and financial condition.

IMAGENETIX, INC.
Notes to the Consolidated Financial Statements (Continued)
March 31, 2011 and 2010

During the year ended March 31, 2011, we had four significant vendors who accounted for 25%, 16%, 11% and 10% of cost of sales.

During the year ended March 31, 2010, we had three significant vendors who accounted for 13%, 12% and 10% of cost of sales.

Accounts Receivable

At March 31, 2011, we had two customers which accounted for 44% and 37% of our accounts receivable balances.

At March 31, 2010, we had three customers which accounted for 48%, 21%, and 10% of our accounts receivable balances.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 16 –    LITIGATION SETTLEMENT

In September 2009, we entered into an agreement with a company whereby they bought out the remaining order commitments under a supply agreement.  As part of the buyout agreement, we agreed to a one-time payment of $1,250,000 to satisfy their purchase commitments which were scheduled to continue through May 2013.  Also, as part of the agreement, we were not required to ship any product.  The negotiated amount was reflected as other income during the year ended March 31, 2010.  In April 2010, the Company settled a dispute with a sales distributor involved in this transaction by agreeing to pay $82,000 to the distributor over a six month period.  The $82,000 was recorded as a charge against settlement income during the fiscal year ended March 31, 2010.

NOTE 17 –   SUBSEQUENT EVENT

In May 2011, we entered into a promissory note with one institutional investor for $700,000 which is secured by certain intellectual property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

By	: /s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	July 11, 2011
William P. Spencer	President and Director

/s/ BARRY S. KING	Director	July 11, 2011
Barry S. King

/s/ JEFFREY G. MC GONEGAL	Director	July 11, 2011
Jeffrey G. McGonegal

/s/ ROBERT BURG	Director	July 11, 2011
Robert Burg

/s/ WILLAIM A. TOOMEY	Director	July 11, 2011
William A. Toomey

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	July 11, 2011
Lowell W. Giffhorn	Accounting Officer)