Form 10-Q
period 2011-06-30
IMAGENETIX INC /NV/
filed 2011-08-15
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,811,288

(Class)	Outstanding at August 15, 2011

Imagenetix, Inc.

INDEX
			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2011	3

		Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010 (unaudited)	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

	Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	18
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
	Item 3.	Defaults Upon Senior Securities	*
	Item 4.	Reserved	*
	Item 5.	Other Information	*
	Item 6.	Exhibits	21

SIGNATURES			22

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
 Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$642,642	$398,997
Accounts receivable, net	519,173	669,976
Receivable from sale of licenses and intellectual property	500,000	1,250,000
Inventories, net	819,839	993,393
Prepaid expenses and other current assets	71,919	131,932
Deferred tax assets	122,300	127,800
Total current assets	2,675,873	3,572,098

Property and equipment, net	50,852	58,498
Long-term prepaid expenses	3,000	6,000
Other assets	73,805	80,240
Long-term deferred tax assets	2,511,700	2,203,000
Total Assets	$5,315,230	$5,919,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable to a bank	$-	$839,000
Secured note payable	700,000	-
Convertible notes	75,000	300,000
Accounts payable	904,244	820,509
Accrued liabilities	61,019	71,857
Customer deposits	84,664	15,077
Current deferred revenue	1,750,000	1,750,000
Contract payable	20,132	42,347
Total current liabilities	3,595,059	3,838,790

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 11,811,288 issued and outstanding at June 30, 2011 and March 31, 2011, respectively	11,810	11,810
Capital in excess of par value	13,589,421	13,543,753
Accumulated deficit	(11,881,060)	(11,474,517)
Total stockholders' equity	1,720,171	2,081,046
Total Liabilities and Stockholders' Equity	$5,315,230	$5,919,836

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
 Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2011	2010

Net sales	$545,132	$1,084,964

Cost of sales	328,648	749,634

Gross profit	216,484	335,330

Operating expenses:
General and administrative	306,095	595,779
Payroll expense	147,180	242,530
Consulting expense	385,840	410,034
Operating expenses	839,115	1,248,343
Operating loss	(622,631)	(913,013)
Other income (expense):
Other income	86	817
Interest expense	(87,198)	(89,084)
Other expense	(87,112)	(88,267)
Loss before income taxes	(709,743)	(1,001,280)

Income tax benefit	(303,200)	(397,700)

Net loss	$(406,543)	$(603,580)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Basic and diluted weighted average common shares outstanding	11,811,288	11,309,689

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
Operating activities:
Net loss	$(406,543)	$(603,580)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization and depreciation	14,083	12,954
Provision for inventory obsolescence	(12,322)	(5,917)
Non cash expense related to issuance of warrants and granting of stock options	45,668	72,410
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	150,803	134,390
(Increase) decrease in receivable from sale of licenses and intellectual property	750,000	-
(Increase) decrease in inventories	185,876	59,166
(Increase) decrease in other assets	63,011	(34,081)
(Increase) decrease in deferred taxes	(303,200)	(397,700)
Increase (decrease) in accounts payable	83,735	(471,848)
Increase (decrease) in accrued liabilities	(10,838)	(4,174)
Increase (decrease) in customer deposits	69,587	(6,112)
Net cash (used in) provided by operating activities	629,860	(1,244,492)
Investing activities	-	-
Financing activities:
Payments on contracts payable	(22,215)	(43,305)
Proceeds from secured note payable	700,000	-
Proceeds from bridge loans and bank financings	-	910,000
Payments on bridge loans	(225,000)	(410,000)
Payment on bank financing	(839,000)	-
Proceeds from sale of common stock	-	400,000
Net cash (used in) provided by financing activities	(386,215)	856,695
Net increase (decrease) in cash and cash equivalents	243,645	(387,797)
Cash and cash equivalents, beginning of period	398,997	981,510
Cash and cash equivalents, end of period	$642,642	$593,713

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$42,343	$31,531
Income taxes	$-	$-

See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in Form 10-K for the year ended March 31, 2011.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

Earnings Per Share

We follow the Financial Accounting Standards Board Accounting Standards Codification ("ASC") No. 260.  Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares. The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and common stock warrants. See Note 7 for a discussion of commitments to issue additional shares of common stock and warrants.

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we have received a patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the three months ended June 30, 2011, we incurred research and development expenses, which are included in general and administrative expenses in the statement of operations, of $0 compared to $19,491 for the corresponding period of the previous fiscal year.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2.	NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Accounting Standards Codification (“ASC”) Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity. The amendments in this ASU are to be applied prospectively, and are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income. The amendments from this update will result in more converged guidance on how comprehensive income is presented under both U.S. GAAP and IFRS. With this update to ASC 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update eliminates that option. The amendments in this ASU should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	June 30,	March 31,
	2011	2011

Accounts receivable - trade	$662,173	$812,976
Allowance for doubtful accounts	(25,000)	(25,000)
Allowance for returns and discounts	(118,000)	(118,000)

Accounts receivable, net	$519,173	$669,976

At June 30, 2011, we had two customers which accounted for 51% and 22%, respectfully, of our accounts receivable balances.  At March 31, 2011, we had two customers which accounted for 44%, and 37%, respectfully, of our accounts receivable balances.

For the three months ended June 30, 2011, we had three significant customers which accounted for 47%, 15% and 13%, respectfully, of sales.  For the three months ended June 30, 2010, we had three significant customers which accounted for 32%, 20% and 16%, respectfully, of sales.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	March 31,
	2011	2011

Raw materials	$407,416	$517,600
Finished products	307,369	375,227
Boxes, labels, tubes & bottles	249,732	257,566
	964,517	1,150,393
Reserve for obsolescence	(144,678)	(157,000)
	$819,839	$993,393

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	June 30,	March 31,
	2011	2011

Trademarks	$13,032	$13,032
Patent	172,965	172,965
	185,997	185,997

Less accumulated amortization	112,192	105,757

	$73,805	$80,240

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.	SECURED NOTES PAYABLE

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enabled us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations.  The maximum amount we could borrow was $1,500,000.  As of June 30, 2011, the line of credit was paid off.  The interest rate on the outstanding balance was the greater of the prime rate plus 1.75% or 5% (10% in the case of a default) plus a maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  On the payoff of the line of credit, the bank withdrew a secured position it had on the assets of the company.

In May 2011, we entered into a $700,000 secured note payable with the parent company of one of our customers.  The terms of the note include quarterly interest payments at a rate of 7.5% for 18 months at the end of which time the entire note is due.  The note is secured by the Celadrin trademark and everything proprietary to Celadrin including all patents.  In addition, we agreed to provide a $7 per KG discount on all purchases made by the customer during the 18 month term with a guaranteed minimum discount of $70,000.  Since the $7 per KG discount is tied to the financing agreement, we are recognizing this amount as an increase to interest expense.

7.	EQUITY TRANSACTIONS

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

During the quarters ended June 30, 2011 and 2010, we recorded non-cash compensation of $26,895 and $5,705, respectively, and non-cash general and administrative expense of $9,152 and $9,152, respectively, for stock options and warrants issued to employees and consultants.  For the quarters ended June 30, 2011 and 2010, we recorded non-cash interest of $9,621 and $57,553, respectively, as a result of bridge loans.

The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

	Three months ended June 30,
	2011	2010
Expected term of options and warrants	None	5 years
Expected volatility	None	79%
Expected dividends	None	None
Risk-free interest rate	None	1.79 to 2.01%
Forfeitures	None	0%

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the options outstanding follows:
	For the Three Months Ended
	June 30, 2011
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,890,000	$0.60
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,890,000	$0.60

Exercisable at end of the the period	1,442,500	$0.67

Weighted average fair value of options granted during the period	-	$-

As of June 30, 2011, the unamortized portion of stock compensation expense on all existing stock options was $17,930.

A summary of other warrants outstanding follows:
	For the Three Months Ended
	June 30, 2011
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	1,301,341	$0.72
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,301,341	$0.72

Exercisable at end of the the period	1,301,341	$0.72

Weighted average fair value of warrants granted during the period	-	$-

8.	INCOME TAXES

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of June 30, 2011.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2008 – 2010
California	2008 – 2010

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "RISK FACTORS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2011.

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

9.   Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we recently received a new patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  During the quarters ended June 30, 2011 and 2010 we incurred research and development expenses of $0 and $19,491, respectively.

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended
			Increase
	6/30/11	6/30/10	(Decrease)%

Statements of Operations:
Net sales	$545,132	$1,084,964	$(539,832)	-49.8%
Cost of goods sold	328,648	749,634	(420,986)	-56.2%
% of net sales	60%	69%	-9%	-12.7%
Gross profit	216,484	335,330	(118,846)	-35.4%
% of net sales	40%	31%	9%	28.5%
Operating expenses
General and administrative	306,095	595,779	(289,684)	-48.6%
Payroll expense	147,180	242,530	(95,350)	-39.3%
Consulting expense	385,840	410,034	(24,194)	-5.9%
Total operating expenses	839,115	1,248,343	(409,228)	-32.8%
Interest expense	(87,198)	(89,084)	1,886	2.1%
Other income	86	817	(731)	-89.5%
Benefit from taxes	(303,200)	(397,700)	(94,500)	23.8%
Net loss	(406,543)	(603,580)	(197,037)	-32.6%
Net loss per share basic and diluted	(0.03)	(0.05)	0.02	-40.0%

Net Sales

Net sales for the quarter ended June 30, 2011 decreased $539,832, a 49.8% decrease, to $545,132 compared to $1,084,964 for the quarter ended June 30, 2010.  The primary reason for the sales decrease is a transition from mass market and wholesale sales to distribution and licensing sales.  Mass market sales reflect mark down allowances on existing store inventories.

Breakdown of net sales

	Three Months Ended June 30,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$121,740	22%	$512,973	47%	$(391,233)
Mass market	(141,306)	-26%	341,678	31%	(482,984)
Distibutors	564,698	104%	230,313	21%	334,385
	$545,132	100%	$1,084,964	100%	$(539,832)

We anticipate mass market sales to be substantially eliminated over the upcoming quarters as part of the transition to distribution and licensing sales.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 60% for the quarter ended June 30, 2011 compared to 69% for the quarter ended June 30, 2010.  This decrease was the result of the product mix, reduced gross revenue and larger advertising allowances on our mass market sales during the previous fiscal year period.  We anticipate this percentage to decrease as we transition to distribution and licensing sales.

General and Administrative

General and administrative expenses decreased $289,684, a 48.6% decrease, to $306,095 for the quarter ended June 30, 2011 compared to $595,779 for the quarter ended June 30, 2010.   This decrease was primarily due to a reduction in advertising expenses of approximately $177,000, a decrease in travel related costs of approximately $22,000 and a reduction in research and development expenses of approximately $19,000.  We anticipate future decreases in general and administrative expenses as we transition to distributor and licensing sales.

Payroll Expense

Payroll expense decreased to $147,180 for the quarter ended June 30, 2011, a decrease of 39.3% or $95,350 compared to $242,530 for the quarter ended June 30, 2010.   This decrease was a result of a reduction in work force as we transition to distributor and licensing sales coupled with a reduction in non-cash compensation expense related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $385,840 for the quarter ended June 30, 2011, a decrease of 5.9% or $24,194 compared to $410,034 for the quarter ended June 30, 2010.  This decrease was a result of a reduction of expenses related to the mass market segment of approximately $191,000 partially offset by an increase in legal expenses of approximately $161,000 related to two active proceedings.

Interest Expense

Interest expense of $87,198 was recognized during the quarter ended June 30, 2011 compared to $89,084 for the quarter ended June 30, 2010.  This decrease was the result of previous fiscal year period non-cash interest of $58,000 coupled with cash payments of $31,000 related to the issuance of bridge loans in anticipation of an asset based line of credit with a bank compared to current year interest payments of $44,000 on bridge loans and secured notes and non-cash interest of $43,000 related to purchase discount financing. The bridge loans were issued and paid off during the previous fiscal year period but the investors received warrants and a cash premium on the extinguishment of the debt.

Provision for Income Taxes

An income tax benefit of $303,200 was recognized during the current quarter compared to $397,700 recognized during the quarter ended June 30, 2010.

Capital Resources

Working Capital (Deficit)
			Increase
	6/30/11	3/31/11	(Decrease)

Current assets	$2,675,873	$3,572,098	$(896,225)
Current liabilities	3,595,059	3,838,790	(243,731)
Working capital (deficit)	$(919,186)	$(266,692)	$(652,494)

Long-term debt	$-	$-	$-

Stockholders' equity	$1,720,171	$2,081,046	$(360,875)

Statements of Cash Flows Select Information
	Three Months Ended		Increase
	6/30/11	6/30/10	(Decrease)
Net cash provided by (used in):
Operating activities	$629,860	$(1,244,492)	$1,874,352
Investing activities	$-	$-	$-
Financing activities	$(386,215)	$856,695	$(1,242,910)

Balance Sheet Select Information
			Increase
	6/30/11	3/31/11	(Decrease)

Cash and cash equivalients	$642,642	$398,997	$243,645

Accounts receivable, net	$519,173	$669,976	$(150,803)

Inventories, net	$819,839	$993,393	$(173,554)

Secured note payable	$700,000	$-	$700,000

Accounts payable and accrued expenses	$965,263	$892,366	$72,897

Liquidity

We have historically financed our operations internally and through debt and equity financings. At June 30, 2011, we had cash holdings of $642,642, an increase of $243,645 compared to March 31, 2011. Our net working capital deficit at June 30, 2011, was $919,186 compared to a deficit of $266,692 as of March 31, 2011.  The continuing decrease is primarily the result of operating losses incurred during the quarter.  During the first fiscal quarter of 2012, we received $750,000 in cash from the deferred sale of our intellectual property and $700,000 from an investor.  The proceeds were used to pay off and close the asset based line of credit as we reposition ourselves away from the mass market in favor of intellectual property licensing and royalty sales to compliment distributor revenue.  Although our cash requirements for marketing and advertising will be eliminated with this new business model, we have no history concerning licensing and royalty revenue.  However, we believe that our cash position is sufficient to fund our operating activities for at least the next 12 months.

New Accounting Standards

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

ITEM 4T.    CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008.   TriPharma asserts that Imagenetix breached the terms of the Agreement and seeks injunctive relief and unspecified damages.  The Company denies the allegations and believes the claims to be frivolous and totally devoid of merit. The arbitration hearing which was started in July 2011 has been extended into August 2011.  Subsequent to the hearing, it is anticipated that the arbitrator will issue his decision in approximately 30 days. Despite the inherent uncertainties of litigation, the Company at this time does not believe that TriPharma's claim will have a material adverse impact on its financial condition, results of operations, or cash flows.

Nikken Suit

On April 29, 2011, Imagenetix filed a legal action in the United States Central District of California, case number CV11-3727GHK (VBKx), against Nikken Inc., Et. Al.  Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and entered into unfair competition under the Lanham Act.  Imagenetix seeks damages of approximately $31,000,000 and injunctive relief.  The parties are currently filing motions related to this case and a reexamination of the patent has been ordered and will be undertaken by the U.S. Patent and Trademark Office.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 47%, 15% and 13% of our net sales for the three months ended June 30, 2011 and 54% and 14% for the year ended March 31, 2011.    If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

IMAGENETIX, INC.
a Nevada corporation

Date: August 15, 2011	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)