Form 10-Q
period 2011-09-30
IMAGENETIX INC /NV/
filed 2011-11-18
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,811,288

(Class)	Outstanding at November 18, 2011

Imagenetix, Inc.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	21

PART II.OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Reserved	*
Item 5.	Other Information	*

SIGNATURES

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Imagenetix, Inc.
 Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$345,417	$398,997
Accounts receivable, net	476,321	669,976
Receivable from sale of licenses and intellectual property	400,000	1,250,000
Inventories, net	666,924	993,393
Prepaid expenses and other current assets	49,144	131,932
Deferred tax assets	-	127,800
Total current assets	1,937,806	3,572,098

Property and equipment, net	43,205	58,498
Long-term prepaid expenses	-	6,000
Other assets	67,369	80,240
Long-term deferred tax assets	-	2,203,000
Total Assets	$2,048,380	$5,919,836

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Secured note payable to a bank	$-	$839,000
Secured note payable	707,587	-
Convertible notes	-	300,000
Accounts payable	282,237	820,509
Accrued litigation liability	500,000	-
Accrued liabilities	52,847	71,857
Customer deposits	28,565	15,077
Current deferred revenue	1,750,000	1,750,000
Contract payable	-	42,347
Total current liabilities	3,321,236	3,838,790

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 11,811,288 issued and outstanding at
September 30, 2011 and March 31, 2011, respectively	11,810	11,810
Capital in excess of par value	13,616,504	13,543,753
Accumulated deficit	(14,901,170)	(11,474,517)
Total stockholders' (deficit) equity	(1,272,856)	2,081,046
Total Liabilities and Stockholders' (Deficit) Equity	$2,048,380	$5,919,836

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
 Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net sales
Product sales	$552,728	$3,220,022	$1,097,860	$4,304,986
Licenses and royalties	323,836	-	323,836	-
Total net sales	876,564	3,220,022	1,421,696	4,304,986

Cost of sales	199,484	1,431,867	528,132	2,181,501

Gross profit	677,080	1,788,155	893,564	2,123,485

Operating expenses:
General and administrative	116,219	876,029	422,314	1,471,808
Payroll expense	148,162	319,682	295,342	562,212
Consulting expense	242,291	342,519	628,131	752,553
Operating expenses	506,672	1,538,230	1,345,787	2,786,573
Operating income (loss)	170,408	249,925	(452,223)	(663,088)
Other income (expense):
Other income	1	355	87	1,172
Litigation loss	(500,000)	-	(500,000)	-
Interest expense	(56,519)	(25,358)	(143,717)	(114,442)
Other income (expense):	(556,518)	(25,003)	(643,630)	(113,270)
Income (loss) before income taxes	(386,110)	224,922	(1,095,853)	(776,358)

Income tax expense (benefit)	2,634,000	154,900	2,330,800	(242,800)

Net income (loss)	$(3,020,110)	$70,022	$(3,426,653)	$(533,558)

Basic and diluted net income (loss) per share	$(0.26)	$0.01	$(0.29)	$(0.05)

Basic and diluted weighted average common shares outstanding	11,811,288	11,810,903	11,811,288	11,560,296

See accompanying  notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(3,426,653)	$(533,558)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Amortization and depreciation	28,164	25,957
Provision for doubtful accounts	6,000	(25,000)
Provision for returns and discounts	-	38,000
Provision for inventory obsolescence	65,308	(7,005)
Non cash expense related to issuance of warrants
and granting of stock options	72,751	207,729
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	187,655	(1,566,792)
(Increase) decrease in receivable from sale of licenses and
intellectual property	850,000	-
(Increase) decrease in inventories	261,161	70,038
(Increase) decrease in other assets	88,788	(118,836)
(Increase) decrease in deferred taxes	2,330,800	(242,800)
Increase (decrease) in accounts payable	(606,662)	34,192
Increase (decrease) in litigation liability	500,000	-
Increase (decrease) in accrued liabilities	56,968	(677)
Increase (decrease) in customer deposits	13,487	(3,893)
Net cash (used in) provided by operating activities	427,767	(2,122,645)
Investing activities
Purchases of property and equipment	-	(1,762)
Net cash used in investing activities	-	(1,762)
Financing activities:
Payments on contracts payable	(42,347)	(76,059)
Proceeds from secured note payable	700,000	-
Proceeds from bridge loans, convertible notes
and bank financings	-	1,600,000
Payments on bridge loans	(300,000)	(410,000)
Payment on bank financing	(839,000)	-
Proceeds from exericse of warrants	-	224
Proceeds from sale of common stock	-	400,000
Net cash (used in) provided by financing activities	(481,347)	1,514,165
Net decrease in cash and cash equivalents	(53,580)	(610,242)
Cash and cash equivalents, beginning of period	398,997	981,510
Cash and cash equivalents, end of period	$345,417	$371,268

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$50,221	$42,120
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Debt discount on convertible notes	$-	$11,105
Deferral of quarterly interest payments	$26,250	$-

See accompanying  notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Going Concern

These financial statements have been prepared on a going concern basis. However, during the six months ended September 30, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,426,653 and $2,167,594, respectively, and had an accumulated deficit of $14,901,170 and a working capital deficit of $1,383,430 at September 30, 2011.   The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved.  There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s Plans

Management's plans to eliminate the going concern situation include, but are not limited to, the following:

Seek all options available to successfully set aside an unfavorable interim ruling in an ongoing arbitration matter with TriPharma LLC.

Increase revenue from the transition from mass market sales of its products to a licensing and royalty structure.

If necessary, the Company will continue cost cutting programs to reduce cash requirements.

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

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Research and Development

We have previously incurred expenses to develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we have received a patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  We did not incurr any research and development expenses during the three and six months ended September 30, 2011, however we did incur research and development expenses, which are included in general and administrative expenses in the statement of operations, of $0 and $19,491 for the corresponding periods of the previous fiscal year.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	March 31,
	2011	2011

Accounts receivable - trade	$625,321	$812,976
Allowance for doubtful accounts	(31,000)	(25,000)
Allowance for returns and discounts	(118,000)	(118,000)

Accounts receivable, net	$476,321	$669,976

At September 30, 2011, we had two customers which accounted for 42% and 23%, respectfully, of our accounts receivable balances.  At March 31, 2011, we had two customers which accounted for 44%, and 37%, respectfully, of our accounts receivable balances.

For the six months ended September 30, 2011, we had one significant customer who accounted for 48% of sales.  For the six months ended September 30, 2010, we had three significant customers which accounted for 52%, 17% and 13%, respectfully, of sales.

4.	INVENTORIES

Inventories consist of the following:

	September 30,	March 31,
	2011	2011

Raw materials	$390,273	$517,600
Finished products	283,323	375,227
Boxes, labels, tubes & bottles	215,636	257,566
	889,232	1,150,393
Less reserve for obsolescence	222,308	157,000
	$666,924	$993,393

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5.	OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	September 30,	March 31,
	2011	2011

Trademarks	$13,032	$13,032
Patent	172,965	172,965
	185,997	185,997

Less accumulated amortization	118,628	105,757

	$67,369	$80,240

6.	SECURED NOTES PAYABLE

In June 2010, we entered into an asset based line of credit with a bank.  The terms of the agreement enabled us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations.  The maximum amount we could borrow was $1,500,000.  As of September 30, 2011, the line of credit was paid off.  The interest rate on the outstanding balance was the greater of the prime rate plus 1.75% or 5% (10% in the case of a default) plus a maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount.  On the payoff of the line of credit, the bank withdrew a secured position it had on the assets of the company.

In May 2011, we entered into a $700,000 secured note payable with the parent company of one of our customers.  The terms of the note include quarterly interest payments at a rate of 7.5% for 18 months at the end of which time the entire note is due.  In September 2011, two quarterly interest payments were deferred and added to the principal of the note.  The note is secured by the assets of the Company.  In addition, we agreed to provide a $7 per KG discount on all purchases made by the customer during the 18 month term with a guaranteed minimum discount of $70,000.  Since the $7 per KG discount is tied to the financing agreement, we are recognizing this amount as an increase to interest expense.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.	DEFERRED INCOME

During fiscal year 2011, we entered into a licensing arrangement that is contingent on future performance and obligations.  As of September 30, 2011, $1,750,000 is reflected as deferred income and $400,000 is reflected as a receivable from the sale of licenses and intellectual property, the recognition of which will be dependent on future performance and obligations.

8.	COMMITMENTS AND CONTINGINCIES

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008.   TriPharma asserted that Imagenetix breached the terms of the Agreement and sought injunctive relief and unspecified damages.  An unfavorable interim arbitration order was issued against the Company in September 2011 and a final order was issued in November 2011 in an amount of approximately $3,935,000.  The Company has filed a petition in the United States Southern District of California to have the arbitration order vacated.  While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000.  This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

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

9.	EQUITY TRANSACTIONS

In May 2010, we issued 800,000 shares of restricted common stock to two institutional investors for an aggregated amount of $400,000, or $0.50 per share.

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and six months  ended September 30, 2011, we recorded non-cash compensation of $17,930 and $44,825, respectively, and non-cash general and administrative expense of $9,153 and $18,305, respectively, for stock options and warrants issued to employees and consultants.  For the three and six months  ended September 30, 2010, we recorded non-cash interest of $9,622 and $67,175, respectively, as a result of notes we entered into and paid off during the perods. We also, recorded non-cash compensation of $116,545 and $122,250 and non-cash general and administrative expense of $9,152 and $18,304 for stock options and warrants issued to employees and consultants.

The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Expected term of options and warrants	None	5 years	None	5 years
Expected volatility	None	78%	None	78 to 79%
Expeceted dividends	None	None	None	None
Risk-free interest rate	None	1.28 to 1.47%	None	1.28 to 2.01%
Forteitures	None	0%	None	0%

A summary of the options outstanding follows:

	For the Six Months Ended
	September 30, 2011
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,890,000	$0.60
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,890,000	$0.60

Exercisable at end of the the period	1,890,000	$0.60

Weighted average fair value of options
granted during the period	-	$-

IMAGENETIX, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2011, the unamortized portion of stock compensation expense on all existing stock options was $0.

A summary of other warrants outstanding follows:

	For the Six Months Ended
	September 30, 2011
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of year	1,301,341	$0.72
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	1,301,341	$0.72

Exercisable at end of the the period	1,301,341	$0.72

Weighted average fair value of warrants
granted during the period	-	$-

10.            INCOME TAXES

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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of September 30, 2011.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2008 – 2010
California	2008 – 2010

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

During the period ended September 30, 2011, we reviewed our deferred tax assets and determined that, as a result of the continuing losses, we could no longer expect a greater than 50 percent likelihood of the tax benefits being realized.  Accordingly, during the three and six months ended September 30, 2011, we established a full valuation allowance against our  current and long-term deferred tax assets.

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

Critical Accounting Policies and Estimates

We have identified ten accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

1.  Going Concern.
These financial statements have been prepared on a going concern basis. However, during the six months ended September 30, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,426,653 and $2,167,594, respectively, and had an accumulated deficit of $14,901,170 at September 30, 2011.   In addition, as of September 30, 2011, the Company had a working capital deficit of $1,383,430.  The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved.  There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Cash and Cash Equivalents.
For purposes of the financial statements, we consider all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

3.  Accounts receivable.
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

4.    Inventory
Inventory is carried at the lower of cost or market. Cost is determined by the first-in first-out method.  Indirect overhead costs are allocated to inventory.

5.    Property and Equipment
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

6.   Trademarks and Patents
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

7. Stock Based Compensation
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

8.   Revenue Recognition

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

9.   Income Taxes

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

10.   Research and Development
We have previously incurred expenses to develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio.  In addition, we have received a patent for a drug candidate which, if successful, will address periodontal diseases.  We have started the initial new drug process and have completed several animal studies.  We did not incur any research and development expenses during the three and six months ended September 30, 2011, however we did incur research and development expenses, which are included in general and administrative expenses in the statement of operations, of $0 and $19,491 for the corresponding periods of the previous fiscal year.

Selected Financial Information

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended
			Increase
	9/30/2011	9/30/2010	(Decrease)%

Statements of Operations:
Net sales	$876,564	$3,220,022	$(2,343,458)	-72.8%
Cost of goods sold	199,484	1,431,867	(1,232,383)	-86.1%
% of net sales	22.8%	44.5%	-21.7%	-48.8%
Gross profit	677,080	1,788,155	(1,111,075)	-62.1%
% of net sales	77.2%	55.5%	21.7%	39.1%
Operating expenses
General and administrative	116,219	876,029	(759,810)	-86.7%
Payroll expense	148,162	319,682	(171,520)	-53.7%
Consulting expense	242,291	342,519	(100,228)	-29.3%
Total operating expenses	506,672	1,538,230	(1,031,558)	-67.1%
Interest expense	(56,519)	(25,358)	(31,161)	122.9%
Litigation loss	(500,000)	-	(500,000)	NM
Other income	1	355	(354)	-99.7%
Provision for taxes	2,634,000	154,900	2,479,100	1600.5%
Net income (loss)	(3,020,110)	70,022	(3,090,132)	NM
Net income per share basic and diluted	(0.26)	0.01	(0.27)	NM

Net Sales

Net sales for the quarter ended September 30, 2011 decreased $2,343,458, a 72.8% decrease, to $876,564 compared to $3,220,022 for the quarter ended September 30, 2010.  The primary reason for the sales decrease is a transition from mass market and wholesale sales to distribution and licensing sales.  Mass market sales reflect mark down allowances on existing store inventories.

Breakdown of net sales

	Three Months Ended September 30,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$86,266	16%	$26,075	1%	$60,191
Mass market	296,481	54%	2,680,343	83%	(2,383,862)
Distibutors	169,981	31%	513,604	16%	(343,623)
	$552,728	100%	$3,220,022	100%	$(2,667,294)

Licenses and royalties	$323,836	100%	$-	-	$323,836

We anticipate mass market sales to be substantially eliminated over the upcoming quarters as part of the transition to distribution and licensing sales.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 22.8% for the quarter ended September 30, 2011 compared to 44.5% for the quarter ended September 30, 2010.  This decrease was the result of the product mix, initiation of licenses and royalties revenue, reduced gross revenue and larger advertising allowances on our mass market sales during the previous fiscal year period.  We anticipate this percentage to decrease as we transition to distribution and licensing sales.

General and Administrative

General and administrative expenses decreased $759,810, a 86.7% decrease, to $116,219 for the quarter ended September 30, 2011 compared to $876,029 for the quarter ended September 30, 2010.   This decrease was primarily due to a reduction in advertising expenses of approximately $622,000 and a decrease in travel related costs of approximately $36,000.  We anticipate future decreases in general and administrative expenses as we transition to distributor and licensing sales.

Payroll Expense

Payroll expense decreased to $148,162 for the quarter ended September 30, 2011, a decrease of 53.7% or $171,520 compared to $319,682 for the quarter ended September 30, 2010.   This decrease was a result of a reduction in work force as we transition to distributor and licensing sales coupled with a reduction in non-cash compensation expense related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $242,291 for the quarter ended September 30, 2011, a decrease of 29.3% or $100,228 compared to $342,519 for the quarter ended September 30, 2010.  This decrease was a result of a reduction of expenses related to the mass market segment of approximately $180,000 partially offset by an increase in legal expenses of approximately $80,000 related to two active proceedings.

Interest Expense

Interest expense of $56,519 was recognized during the quarter ended September 30, 2011 compared to $25,358 for the quarter ended September 30, 2010.  This increase was the result of non-cash interest of approximately $42,000 related to a secured loan with the parent company of one of our customers.

Litigation Expenses

During the quarter ended September 30, 2011, we received an unfavorable interim order in an arbitration case with TriPharma LLC.  The final arbitration order  in the amount of approximately $3,935,000 was issued in November 2011. We have filed a petition in the United States Souther District of California to have the arbitration order vacated.  While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000.  This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

Provision for Income Taxes

During the quarter ended September 30, 2011, we set up a valuation against our deferred tax assets of approximately $3,710,000 which resulted in a tax provision during the quarter of $2,634,000 compared to a $154,900 tax provision recognized during the quarter ended September 30, 2010.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

	Six Months Ended
			Increase
	9/30/2011	9/30/2010	(Decrease)%

Statements of Operations:
Net sales	$1,421,696	$4,304,986	$(2,883,290)	-67.0%
Cost of goods sold	528,132	2,181,501	(1,653,369)	-75.8%
% of net sales	37.1%	50.7%	-13.6%	-26.8%
Gross profit	893,564	2,123,485	(1,229,921)	-57.9%
% of net sales	62.9%	49.3%	13.6%	27.6%
Operating expenses
General and administrative	422,314	1,471,808	(1,049,494)	-71.3%
Payroll expense	295,342	562,212	(266,870)	-47.5%
Consulting expense	628,131	752,553	(124,422)	-16.5%
Total operating expenses	1,345,787	2,786,573	(1,440,786)	-51.7%
Interest expense	(143,717)	(114,442)	(29,275)	25.6%
Litigation loss	(500,000)	-	(500,000)	NM
Other income	87	1,172	(1,085)	-92.6%
Income tax expense (benefit)	2,330,800	(242,800)	2,573,600	NM
Net loss	(3,426,653)	(533,558)	(2,893,095)	542.2%
Net loss per share basic and diluted	(0.29)	(0.05)	(0.24)	480.0%

Net Sales

Net sales for the six months ended September 30, 2011 decreased $2,883,290, a 67.0% decrease, to $1,421,696 compared to $4,304,986 for the six months ended September 30, 2010.  The primary reason for the sales decrease is a transition from mass market and wholesale sales to distribution and licensing sales.  Mass market sales reflect mark down allowances on existing store inventories.

Breakdown of net sales

	Six Months Ended September 30,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$208,006	19%	$539,048	13%	$(331,042)
Mass market	155,175	14%	3,022,021	70%	(2,866,846)
Distibutors	734,679	67%	743,917	17%	(9,238)
	$1,097,860	100%	$4,304,986	100%	$(3,207,126)

Licenses and royalties	$323,836	100%	$-	-	$323,836

We anticipate mass market sales to be substantially eliminated over the upcoming quarters as part of the transition to distribution and licensing sales.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 37.1% for the six months ended September 30, 2011 compared to 50.7% for the six months ended September 30, 2010.  This decrease was the result of the product mix, initiation of licenses and royalties revenue, reduced gross revenue and larger advertising allowances on our mass market sales during the previous fiscal year period.  We anticipate this percentage to decrease as we transition to distribution and licensing sales.

General and Administrative

General and administrative expenses decreased $1,049,494, a 71.3% decrease, to $422,314 for the six months ended September 30, 2011 compared to $1,471,808 for the six months ended September 30, 2010.   This decrease was primarily due to a reduction in advertising expenses of approximately $798,000, a decrease in travel related costs of approximately $58,000 and a reduction in research and development expenses of approximately $20,000.  We anticipate future decreases in general and administrative expenses as we transition to distributor and licensing sales.

Payroll Expense

Payroll expense decreased to $295,342 for the six months ended September 30, 2011, a decrease of 47.5% or $266,870 compared to $562,212 for the six months ended September 30, 2010.   This decrease was a result of a reduction in work force as we transition to distributor and licensing sales coupled with a reduction in non-cash compensation expense related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $628,131 for the six months ended September 30, 2011, a decrease of 16.5% or $124,422 compared to $752,553 for the six months ended September 30, 2010.  This decrease was a result of a reduction of expenses related to the mass market segment of approximately $352,000 partially offset by an increase in legal expenses of approximately $242,000 related to two active proceedings.

Interest Expense

Interest expense of $143,717 was recognized during the six months ended September 30, 2011 compared to $114,442 for the six months ended September 30, 2010.  This increase was the result of non-cash interest of approximately $42,000 related to a secured loan with the parent company of one of our customers.

Litigation Losses

During the six months ended September 30, 2011, we received an unfavorable interim order in an arbitration case with TriPharma LLC. The final arbitration order in an amount of approximately $3,935,000 was issued in November 2011.  We have filed a petition in the United States Sourthern District of California to have the arbitration order vacated. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000.  This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

Provision for Income Taxes

During the six months ended September 30, 2011, we set up a valuation against our deferred tax assets of approximately $3,710,000 which resulted in a tax provision during the six month period of $2,330,800 compared to a tax provision of $242,800 recognized during the same period of the previous fiscal year.

Capital Resources

Working Capital (Deficit)
			Increase
	9/30/11	3/31/11	(Decrease)

Current assets	$1,937,806	$3,572,098	$(1,634,292)
Current liabilities	3,321,236	3,838,790	(517,554)
Working capital (deficit)	$(1,383,430)	$(266,692)	$(1,116,738)

Long-term debt	$-	$-	$-

Stockholders' (deficit) equity	$(1,272,856)	$2,081,046	$(3,353,902)

Statements of Cash Flows Select Information
	Six Months Ended		Increase
	9/30/11	9/30/10	(Decrease)
Net cash provided by (used in):
Operating activities	$427,767	$(2,122,645)	$2,550,412
Investing activities	$-	$(1,762)	$1,762
Financing activities	$(481,347)	$1,514,165	$(1,995,512)

Balance Sheet Select Information
			Increase
	9/30/11	3/31/11	(Decrease)

Cash and cash equivalients	$345,417	$398,997	$(53,580)

Accounts receivable, net	$476,321	$669,976	$(193,655)

Inventories, net	$666,924	$993,393	$(326,469)

Secured note payable	$726,250	$839,000	$(112,750)

Accounts payable and accrued expenses	$816,421	$892,366	$(75,945)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2011, we had cash holdings of $345,417, a decrease of $53,580 compared to March 31, 2011. Our net working capital deficit at September 30, 2011, was $1,383,430 compared to a deficit of $266,692 as of March 31, 2011.  The continuing decrease is primarily the result of operating losses incurred during the six months ended September 30, 2011 which included recording an unfavorable interim ruling in an ongoing arbitration case and recording a write down of deferred tax assets.  During the first six months of fiscal  2012, we received $850,000 in cash from the deferred sale of our intellectual property and $700,000 from an investor.  The proceeds were used to pay off and close the asset based line of credit as we reposition ourselves away from the mass market in favor of intellectual property licensing and royalty sales to compliment distributor revenue.  Although our cash requirements for marketing and advertising will be eliminated with this new business model, we have no history concerning licensing and royalty revenue.

These financial statements have been prepared on a going concern basis. However, during the six months ended September 30, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,426,653 and $2,167,594, respectively, and had an accumulated deficit of $14,901,170 at September 30, 2011.   In addition, as of September 30, 2011, the Company had a working capital deficit of $1,383,430.  The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved.  There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

New Accounting Standards

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

ITEM 4T.     CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008.   TriPharma asserted that Imagenetix breached the terms of the Agreement and sought injunctive relief and unspecified damages.  An unfavorable interim order was issued against the Company in September 2011. The final arbitration order in an amount of approximately $3,935,000 was issued in November 2011.  The Company has filed a petition in the United States Southern District of California to have the arbitration order vacated. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000.  This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

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

We have had significant losses,  accumulated deficit earnings and negative working capital which may affect our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to our ability to continue as a going concern. Since inception, we have satisfied our capital needs through debt and equity financings and expect to fund the company from these sources until profitability is achieved.  There can be no assurance that funds will be available at terms favorable to us or that future profitability can be achieved.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customer accounted for 48% of our net sales for the six months ended September 30, 2011 and our two largest customers accounted for 54% and 14% of our net sales for the year ended March 31, 2011.    If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

IMAGENETIX, INC. a Nevada corporation

Date: November 18, 2011	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer (Principal Executive Officer and duly authorized to sign on behalf of the Registrant)