Form 10-Q
period 2011-12-31
IMAGENETIX INC /NV/
filed 2012-02-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	11,811,288

(Class)	Outstanding at February 14, 2012

Imagenetix, Inc.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Reserved	*
Item 5.	Other Information	*
Item 6.	Exhibits	25

SIGNATURES		25

* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$208,517	$398,997
Accounts receivable, net	486,294	669,976
Receivable from sale of licenses and intellectual property	400,000	1,250,000
Inventories, net	607,893	993,393
Prepaid expenses and other current assets	77,343	131,932
Deferred tax assets	-	127,800
Total current assets	1,780,047	3,572,098

Property and equipment, net	35,558	58,498
Long-term prepaid expenses	-	6,000
Other assets	60,933	80,240
Long-term deferred tax assets	-	2,203,000
Total Assets	$1,876,538	$5,919,836

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Secured note payable to a bank	$-	$839,000
Secured note payable	721,316	-
Convertible notes	-	300,000
Accounts payable	296,943	820,509
Accrued litigation liability	500,000	-
Accrued liabilities	41,615	71,857
Customer deposits	22,422	15,077
Current deferred revenue	1,750,000	1,750,000
Contract payable	39,853	42,347
Total current liabilities	3,372,149	3,838,790

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized: 11,811,288 issued and outstanding at
December 31, 2011 and March 31, 2011, respectively	11,810	11,810
Capital in excess of par value	13,616,504	13,543,753
Accumulated deficit	(15,123,925)	(11,474,517)
Total stockholders' (deficit) equity	(1,495,611)	2,081,046
Total Liabilities and Stockholders' (Deficit) Equity	$1,876,538	$5,919,836

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Net sales
Product sales	$171,176	$1,696,394	$1,269,036	$6,001,380
Licenses and royalties	232,560	-	556,396	-
Total net sales	403,736	1,696,394	1,825,432	6,001,380

Cost of sales	119,963	1,279,231	648,095	3,460,732

Gross profit	283,773	417,163	1,177,337	2,540,648

Operating expenses:
Selling, general and administrative	147,233	1,816,058	569,547	3,287,866
Payroll expense	141,553	272,163	436,895	834,375
Consulting expense	161,173	353,169	789,304	1,105,722
Operating expenses	449,959	2,441,390	1,795,746	5,227,963
Operating income (loss)	(166,186)	(2,024,227)	(618,409)	(2,687,315)
Other income (expense):
Other income	-	5	87	1,177
Litigation loss	-	-	(500,000)	-
Interest expense	(56,569)	(43,643)	(200,286)	(158,085)
Other income (expense):	(56,569)	(43,638)	(700,199)	(156,908)
Income (loss) before income taxes	(222,755)	(2,067,865)	(1,318,608)	(2,844,223)

Income tax expense (benefit)	-	(865,900)	2,330,800	(1,108,700)

Net income (loss)	$(222,755)	$(1,201,965)	$(3,649,408)	$(1,735,523)

Basic and diluted net income (loss) per share	$(0.02)	$(0.10)	$(0.31)	$(0.15)

Basic and diluted weighted average common shares outstanding	11,811,288	11,811,288	11,811,288	11,645,175

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Operating activities:
Net loss	$(3,649,408)	$(1,735,523)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Amortization and depreciation	42,247	39,057
Provision for doubtful accounts	6,000	(25,000)
Provision for returns and discounts	-	59,000
Provision for inventory obsolescence	103,526	(40,202)
Non cash expense related to debt discount on notes	-	5,440
Non cash expense related to issuance of warrants
and granting of stock options	72,751	253,398
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	627,682	55,835
(Increase) decrease in receivable from sale of licenses and
intellectual property	400,000	-
(Increase) decrease in inventories	281,974	402,019
(Increase) decrease in other assets	60,588	(154,265)
(Increase) decrease in deferred taxes	2,330,800	(1,076,900)
Increase (decrease) in accounts payable	(523,566)	(287,114)
Increase (decrease) in litigation liability	500,000	-
Increase (decrease) in accrued liabilities	(8,925)	(15,191)
Increase (decrease) in customer deposits	7,345	(3,299)
Net cash (used in) provided by operating activities	251,014	(2,522,745)
Investing activities
Purchases of property and equipment	-	(1,762)
Net cash used in investing activities	-	(1,762)
Financing activities:
Payments on contracts payable	(53,517)	(102,599)
Proceeds from contracts payable	51,023	91,101
Proceeds from secured note payable	700,000	-
Proceeds from bridge loans, convertible notes
and bank financings	-	1,735,000
Payments on bridge loans	(300,000)	(410,000)
Payment on bank financing	(839,000)	-
Proceeds from exericse of warrants	-	224
Proceeds from sale of common stock	-	400,000
Net cash (used in) provided by financing activities	(441,494)	1,713,726
Net decrease in cash and cash equivalents	(190,480)	(810,781)
Cash and cash equivalents, beginning of period	398,997	981,510
Cash and cash equivalents, end of period	$208,517	$170,729

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$50,221	$75,848
Income taxes	$-	$-
Non Cash Investing and Financing Activities:
Debt discount on convertible notes	$-	$11,105
Deferral of quarterly interest payments	$26,250	$-

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

Going Concern

These financial statements have been prepared on a going concern basis. However, during the nine months ended December 31, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,649,408 and $2,167,594, respectively, and had an accumulated deficit of $15,123,925 and a working capital deficit of $1,592,102 at December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Research and Development

We have previously incurred expenses to develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio. In addition, we have received a patent for a drug candidate which, if successful, will address periodontal diseases. We have started the initial new drug process and have completed several animal studies. We did not incurr any research and development expenses during the three and nine months ended December 31, 2011, however we did incur research and development expenses, which are included in general and administrative expenses in the statement of operations, of $2,325 and $21,816 for the corresponding periods of the previous fiscal year.

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

3.           ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31,	March 31,
	2011	2011

Accounts receivable - trade	$635,294	$812,976
Allowance for doubtful accounts	(31,000)	(25,000)
Allowance for returns and discounts	(118,000)	(118,000)

Accounts receivable, net	$486,294	$669,976

At December 31, 2011, we had three customers which accounted for 31%, 22% and 11%, respectfully, of our accounts receivable balances. At March 31, 2011, we had two customers which accounted for 44%, and 37%, respectfully, of our accounts receivable balances.

For the nine months ended December 31, 2011, we had one significant customer who accounted for 50% of sales. For the nine months ended December 31, 2010, we had two significant customers which accounted for 64% % and 11%, respectfully, of sales.

4.           INVENTORIES

Inventories consist of the following:

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31,	March 31,
	2011	2011

Raw materials	$398,665	$517,600
Finished products	255,622	375,227
Boxes, labels, tubes & bottles	214,132	257,566
	868,419	1,150,393
Less reserve for obsolescence	260,526	157,000
	$607,893	$993,393

5.          OTHER ASSETS

The following is a summary of intangible assets which are included in “Other Assets” on the face of the balance sheet:

	December 31,	March 31,
	2011	2011

Trademarks	$13,032	$13,032
Patent	172,965	172,965
	185,997	185,997

Less accumulated amortization	125,064	105,757

	$60,933	$80,240

6.           SECURED NOTES PAYABLE

In June 2010, we entered into an asset based line of credit with a bank. The terms of the agreement enabled us to borrow up to 65% of our accounts receivables and up to $300,000 of our inventory subject to certain limitations. The maximum amount we could borrow was $1,500,000. As of December 31, 2011, the line of credit was paid off. The interest rate on the outstanding balance was the greater of the prime rate plus 1.75% or 5% (10% in the case of a default) plus a maintenance fee of 0.25% and an annual facility fee of 1% of the maximum borrowing amount. On the payoff of the line of credit, the bank withdrew a secured position it had on the assets of the company.

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

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.           DEFERRED INCOME

During fiscal year 2011, we entered into a licensing arrangement that is contingent on future performance and obligations. As of December 31, 2011, $1,750,000 is reflected as deferred income and $400,000 is reflected as a receivable from the sale of licenses and intellectual property, the recognition of which will be dependent on future performance and obligations.

8.           COMMITMENTS AND CONTINGINCIES

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008. TriPharma asserted that Imagenetix breached the terms of the Agreement and sought injunctive relief and unspecified damages. An unfavorable interim arbitration order was issued against the Company in September 2011 and a final order was issued in November 2011 in an amount of approximately $3,935,000. The Company filed a petition in the United States Southern District of California which was subsequently re-filed in the Superior Court of California, County of San Diego, case number 37-2011-00101044-CU-PA-CTL, to have the arbitration order vacated. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000. This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

Nikken Suit

On April 29, 2011, Imagenetix filed a legal action in the United States Central District of California, case number CV11-3727GHK (VBKx), against Nikken Inc., Et. Al. Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and entered into unfair competition under the Lanham Act. Imagenetix seeks damages of approximately $31,000,000 and injunctive relief. The parties filed motions related to this case and a reexamination of the patent has been undertaken by the U.S. Patent and Trademark Office.

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

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

During the three and nine months ended December 31, 2011, we recorded non-cash compensation of $0 and $44,825, respectively, and non-cash general and administrative expense of $0 and $18,305, respectively, for stock options and warrants issued to employees and consultants. For the three and nine months ended December 31, 2010, we recorded non-cash interest of $9,622 and $76,797, respectively, as a result of notes we entered into and paid off during the periods. We also, recorded non-cash compensation of $26,895 and $149,145 and non-cash general and administrative expense of $9,152 and $27,456 for stock options and warrants issued to employees and consultants.

The significant assumptions used in the Black Sholes model to estimate the expenses for the issuance of stock options and warrants are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Expected term of options and warrants	None	None	None	5 years
Expected volatility	None	None	None	78 to 79%
Expeceted dividends	None	None	None	None
Risk-free interest rate	None	None	None	1.28 to 2.01%
Forteitures	None	None	None	0%

A summary of the options outstanding follows:

	For the Nine Months Ended
	December 31, 2011
		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at beginning of year	1,890,000	$0.60
Granted	-	-
Cancelled/ Expired	(540,000)	0.63
Exercised	-	-
Outstanding at end of the period	1,350,000	$0.57

Exercisable at end of the the period	1,350,000	$0.57

Weighted average fair value of options
granted during the period	-	$-

As of December 31, 2011, the unamortized portion of stock compensation expense on all existing stock options was $0.

A summary of other warrants outstanding follows:

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	For the Nine Months Ended
	December 31, 2011
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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of December 31, 2011.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2008 – 2010
California	2008 – 2010

As we have had significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

During the period ended December 31, 2011, we reviewed our deferred tax assets and determined that, as a result of the continuing losses, we could no longer expect a greater than 50 percent likelihood of the tax benefits being realized. Accordingly, during the nine months ended December 31, 2011, we established a full valuation allowance against our current and long-term deferred tax assets.

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

1. Going Concern.

These financial statements have been prepared on a going concern basis. However, during the nine months ended December 31, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,649,408 and $2,167,594, respectively, and had an accumulated deficit of $15,123,925 at December 31, 2011. In addition, as of December 31, 2011, the Company had a working capital deficit of $1,592,102. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have previously incurred expenses to develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio. In addition, we have received a patent for a drug candidate which, if successful, will address periodontal diseases. We have started the initial new drug process and have completed several animal studies. We did not incur any research and development expenses during the three and nine months ended December 31, 2011, however we did incur research and development expenses, which are included in general and administrative expenses in the statement of operations, of $2,325 and $21,816 for the corresponding periods of the previous fiscal year.

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

	Three Months Ended
			Increase
	12/31/2011	12/31/2010	(Decrease)%

Statements of Operations:
Net sales	$404,000	$1,696,000	$(1,292,000)	-76.2%
Cost of goods sold	120,000	1,279,000	(1,159,000)	-90.6%
% of net sales	29.7%	75.4%	-45.7%	-60.6%
Gross profit	284,000	417,000	(133,000)	-31.9%
% of net sales	70.3%	24.6%	45.7%	185.9%
Operating expenses
Selling, general and administrative	147,000	1,816,000	(1,669,000)	-91.9%
Payroll expense	142,000	272,000	(130,000)	-47.8%
Consulting expense	161,000	353,000	(192,000)	-54.4%
Total operating expenses	450,000	2,441,000	(1,991,000)	-81.6%
Interest expense	(57,000)	(44,000)	13,000	-29.5%
Provision for taxes	-	(866,000)	866,000	NM
Net loss	(223,000)	(1,202,000)	(979,000)	81.4%
Net loss per share basic and diluted	(0.02)	(0.10)	(0.08)	80.0%

Net Sales

Net sales for the quarter ended December 31, 2011 decreased $1,292,000, a 76.2% decrease, to $404,000 compared to $1,696,000 for the quarter ended December 31, 2010. The primary reason for the sales decrease is a transition from mass market and wholesale sales to distribution and licensing sales.

Breakdown of net sales

	Three Months Ended December 31,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$171,000	100%	$160,000	9%	$11,000
Mass market	-	0%	1,510,000	89%	(1,510,000)
Distibutors	-	0%	26,000	2%	(26,000)
	$171,000	100%	$1,696,000	100%	$(1,525,000)

Licenses and royalties	$233,000	100%	$-	-	$233,000

We anticipate mass market sales to be substantially eliminated over the upcoming quarters as part of the transition to distribution and licensing sales.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 29.7% for the quarter ended December 31, 2011 compared to 75.4% for the quarter ended December 31, 2010. This decrease was the result of the product mix, initiation of licenses and royalties revenue, reduced gross revenue and larger advertising allowances on our mass market sales during the previous fiscal year period. We anticipate this percentage to decrease as we transition to distribution and licensing sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1,669,000, a 91.9% decrease, to $147,000 for the quarter ended December 31, 2011 compared to $1,816,000 for the quarter ended December 31, 2010. This decrease was primarily due to a reduction in advertising expenses of approximately $1,546,000 and a decrease in travel related costs of approximately $44,000. We anticipate future decreases in selling, general and administrative expenses as we transition to distributor and licensing sales.

Payroll Expense

Payroll expense decreased to $142,000 for the quarter ended December 31, 2011, a decrease of 47.8% or $130,000 compared to $272,000 for the quarter ended December 31, 2010. This decrease was a result of a reduction in work force as we transition to distributor and licensing sales coupled with a reduction in non-cash compensation expense related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $161,000 for the quarter ended December 31, 2011, a decrease of 54.4% or $192,000 compared to $353,000 for the quarter ended December 31, 2010. This decrease was a result of a reduction of expenses related to the mass market segment of approximately $167,000 coupled with a decrease in legal expenses of approximately $18,000 related to two active proceedings.

Interest Expense

Interest expense of $57,000 was recognized during the quarter ended December 31, 2011 compared to $44,000 for the quarter ended December 31, 2010. This increase was the result of non-cash interest of approximately $42,000 related to a secured loan with the parent company of one of our customers offset by a reduction in interest expense on bridge loans and the asset based line of credit.

Provision for Income Taxes

During the previous quarter we determined it necessary to set up a valuation against our deferred tax assets. Accordingly during the quarter ended December 31, 2011, we regonized $0 tax benefit compared to a $866,900 income tax benefit recognized during the quarter ended December 31, 2010.

Nine months Ended December 31, 2011 Compared to Nine months Ended December 31, 2010

	Nine Months Ended
			Increase
	12/31/2011	12/31/2010	(Decrease)%

Statements of Operations:
Net sales	$1,825,000	$6,001,000	$(4,176,000)	-69.6%
Cost of goods sold	648,000	3,460,000	(2,812,000)	-81.3%
% of net sales	35.5%	57.7%	-22.2%	-38.4%
Gross profit	1,177,000	2,541,000	(1,364,000)	-53.7%
% of net sales	64.5%	42.3%	22.2%	52.3%
Operating expenses
Selling, general and administrative	569,000	3,288,000	(2,719,000)	-82.7%
Payroll expense	437,000	834,000	(397,000)	-47.6%
Consulting expense	789,000	1,106,000	(317,000)	-28.7%
Total operating expenses	1,795,000	5,228,000	(3,433,000)	-65.7%
Interest expense	(200,000)	(158,000)	(42,000)	26.6%
Litigation loss	(500,000)	-	(500,000)	NM
Other income	-	1,000	(1,000)	NM
Income tax expense (benefit)	2,331,000	(1,108,000)	3,439,000	NM
Net loss	(3,649,000)	(1,736,000)	(1,913,000)	110.2%
Net loss per share basic and diluted	(0.31)	(0.15)	(0.16)	106.7%

Net Sales

Net sales for the nine months ended December 31, 2011 decreased $4,176,000, a 69.6% decrease, to $1,825,000 compared to $6,001,000 for the nine months ended December 31, 2010. The primary reason for the sales decrease is a transition from mass market and wholesale sales to distribution and licensing sales. Mass market sales reflect mark down allowances on existing store inventories.

Breakdown of net sales

	Nine Months Ended December 31,
	2011		2010		Increase
	$	%	$	%	(Decrease)

Wholesale	$379,000	30%	$699,000	12%	$(320,000)
Mass market	155,000	12%	4,532,000	76%	(4,377,000)
Distibutors	735,000	58%	770,000	13%	(35,000)
	$1,269,000	100%	$6,001,000	100%	$(4,732,000)

Licenses and royalties	$557,000	100%	$-	-	$557,000

We anticipate mass market sales to be substantially eliminated over the upcoming quarters as part of the transition to distribution and licensing sales.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased to 35.5% for the nine months ended December 31, 2011 compared to 57.7% for the nine months ended December 31, 2010. This decrease was the result of the product mix, initiation of licenses and royalties revenue, reduced gross revenue and larger advertising allowances on our mass market sales during the previous fiscal year period. We anticipate this percentage to decrease as we transition to distribution and licensing sales.

Selling, General and Administrative

General and administrative expenses decreased $2,719,000, a 82.7% decrease, to $569,000 for the nine months ended December 31, 2011 compared to $3,288,000 for the nine months ended December 31, 2010. This decrease was primarily due to a reduction in advertising expenses of approximately $2,344,000, a decrease in travel related costs of approximately $102,000 and a reduction in research and development expenses of approximately $22,000. We anticipate future decreases in general and administrative expenses as we transition to distributor and licensing sales.

Payroll Expense

Payroll expense decreased to $437,000 for the nine months ended December 31, 2011, a decrease of 47.6% or $397,000 compared to $834,000 for the nine months ended December 31, 2010. This decrease was a result of a reduction in work force as we transition to distributor and licensing sales coupled with a reduction in non-cash compensation expense related to employee stock options for the current fiscal period compared to the previous year fiscal period.

Consulting Expenses

Consulting expenses decreased to $789,000 for the nine months ended December 31, 2011, a decrease of 28.7% or $317,000 compared to $1,106,000 for the nine months ended December 31, 2010. This decrease was a result of a reduction of expenses related to the mass market segment of approximately $520,000 partially offset by an increase in legal expenses of approximately $224,000 related to two active proceedings.

Interest Expense

Interest expense of $200,000 was recognized during the nine months ended December 31, 2011 compared to $158,000 for the nine months ended December 31, 2010. This increase was the result of non-cash interest of approximately $84,000 related to a secured loan with the parent company of one of our customers.

Litigation Losses

During the nine months ended December 31, 2011, we received an unfavorable order in an arbitration case with TriPharma LLC. in an amount of approximately $3,935,000. We filed a petition in the United States Southern District of California which was subsequently re-filed in a California state court to have the arbitration order vacated. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000. This amount has been recognized as a loss in the current fiscal year and appears as an accrued litigation liability.

Provision for Income Taxes

During the nine months ended December 31, 2011, we set up a valuation against our deferred tax assets of approximately $3,710,000 which resulted in a tax provision during the nine month period of $2,331,000 compared to a tax provision of $1,108,000 recognized during the same period of the previous fiscal year.

Capital Resources

Working Capital (Deficit)

			Increase
	12/31/11	3/31/11	(Decrease)

Current assets	$1,780,047	$3,572,098	$(1,792,051)
Current liabilities	3,372,149	3,838,790	(466,641)
Working capital (deficit)	$(1,592,102)	$(266,692)	$(1,325,410)

Long-term debt	$-	$-	$-

Stockholders' (deficit) equity	$(1,495,611)	$2,081,046	$(3,576,657)

Statements of Cash Flows Select Information

	Nine Months Ended		Increase
	12/31/11	12/31/10	(Decrease)
Net cash provided by (used in):
Operating activities	$251,014	$(2,522,745)	$2,773,759
Investing activities	$-	$(1,762)	$1,762
Financing activities	$(441,494)	$1,713,726	$(2,155,220)

Balance Sheet Select Information
			Increase
	12/31/11	3/31/11	(Decrease)

Cash and cash equivalients	$208,517	$398,997	$(190,480)

Accounts receivable, net	$486,294	$669,976	$(183,682)

Inventories, net	$607,893	$993,393	$(385,500)

Secured note payable	$721,316	$839,000	$(117,684)

Accounts payable and accrued expenses	$838,558	$892,366	$(53,808)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2011, we had cash holdings of $208,517, a decrease of $190,480 compared to March 31, 2011. Our net working capital deficit at December 31, 2011, was $1,592,102 compared to a deficit of $266,692 as of March 31, 2011. The continuing decrease is primarily the result of operating losses incurred during the nine months ended December 31, 2011 which included recording an unfavorable ruling in an ongoing arbitration case and recording a write down of deferred tax assets. During the first nine months of fiscal 2012, we received $850,000 in cash from the deferred sale of our intellectual property and $700,000 from an investor. The proceeds were used to pay off and close the asset based line of credit as we reposition ourselves away from the mass market in favor of intellectual property licensing and royalty sales to compliment distributor revenue. Although our cash requirements for marketing and advertising will be eliminated with this new business model, we have no history concerning licensing and royalty revenue.

These financial statements have been prepared on a going concern basis. However, during the nine months ended December 31, 2011 and the year ended March 31, 2011, the Company incurred net losses of $3,649,408 and $2,167,594, respectively, and had an accumulated deficit of $1,490,399 at December 31, 2011. In addition, as of December 31, 2011, the Company had a working capital deficit of $1,592,102. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and as such raise substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has satisfied its capital needs through debt and equity financings and expects to fund the Company from these sources until profitability is achieved. There can be no assurance that funds will be available at terms favorable to the Company or that future profitability can be achieved.

New Accounting Standards

See Note 2- Recent Accounting Pronouncements- to our condensed consolidated financial statements included in Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

ITEM 4T.     CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

TriPharma Suit

On April 30, 2010, TriPharma, Inc., a customer of Imagenetix, filed a legal action in the United States Southern District Court of California, case number 10CV0933IEG, related to an Exclusive Marketing and Supply Agreement, as amended on June 19, 2008. TriPharma asserted that Imagenetix breached the terms of the Agreement and sought injunctive relief and unspecified damages. An unfavorable interim arbitration order was issued against the Company in September 2011 and a final order was issued in November 2011 in an amount of approximately $3,935,000. The Company filed a petition in the United States Southern District of California which was subsequently re-filed in the Superior Court of California, County of San Diego, case number 37-2011-00101044-CU-PA-CTL, to have the arbitration order vacated. While the exact amount of this loss is not known, a reasonable estimate, based on information currently available, is $500,000. This amount has been recognized as a loss in the current period and appears as an accrued litigation liability.

Nikken Suit

On April 29, 2011, Imagenetix filed a legal action in the United States Central District of California, case number CV11-3727GHK (VBKx), against Nikken Inc., Et. Al. Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and entered into unfair competition under the Lanham Act. Imagenetix seeks damages of approximately $31,000,000 and injunctive relief. The parties filed motions related to this case and a reexamination of the patent has been undertaken by the U.S. Patent and Trademark Office.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customer accounted for 50% of our net sales for the nine months ended December 31, 2011 and our two largest customers accounted for 54% and 14% of our net sales for the year ended March 31, 2011. If not replaced by other large customers, the loss of any significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Because Our Common Stock Is Classified as a "Penny Stock," Trading in it Could Be Limited, and Our Stock Price Could Decline.

Our common stock falls under the definition of "penny stock" since our net tangible assets are below $2,500,000. In such event, trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

"Penny stocks" are equity securities with a market price below $5.00 per share, other than a security that is registered on a national exchange or included for quotation on the Nasdaq system, unless the issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

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

IMAGENETIX, INC.

a Nevada corporation

Date: February 14, 2012	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)

