Form 10-QT
period 2014-09-30
IMAGENETIX INC /NV/
filed 2014-11-19
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended __________

☒ Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from September 16, 2014 to September 30, 2014

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

Yes ☐     No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	28,272,955

(Class)	Outstanding at November 19, 2014

Imagenetix, Inc.

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.

Condensed Consolidated Balance Sheets

	September 30,	September 16,
	2014	2014
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	$255,545	$1,493,709
Accounts receivable, net	324,793	160,802
Inventories, net	75,474	48,740
Prepaid expenses and other current assets	23,899	23,899
Total current assets	679,711	1,727,150

Property and equipment, net	25,487	25,487
Goodwill on fresh start from bankruptcy	8,205,597	8,205,597
Other assets	22,969	23,166
Long-term deferred tax assets	-	-
Total Assets	$8,933,764	$9,981,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable	$-	$726,250
Accounts payable	137,078	277,638
Accrued liabilities	84,163	244,913
Customer deposits	8,250	8,250
Total current liabilities	229,491	1,257,051

Long term claims payable	2,250,000	2,400,000

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 28,272,955 issued and outstanding at September 30, 2014 and September 16, 2014, respectively	28,272	28,272
Capital in excess of par value	6,296,077	6,296,077
Retained earnings	129,924	-
Total stockholders' equity	6,454,273	6,324,349
Total Liabilities and Stockholders' Equity	$8,933,764	$9,981,400

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statement of Income

(Unaudited)

Period Ended
September 30,
2014

Net sales
Product sales	$315
Licenses and royalties	163,991
Total net sales	164,306

Cost of sales	3,031

Gross profit	161,275

Operating expenses:
General and administrative	3,656
Payroll expense	21,292
Consulting expense	6,403
Operating expenses	31,351

Operating income	129,924

Other income (expense):
Other income	-

Income before income taxes	129,924

Income tax expense	-

Net income	$129,924

Basic net income per share	$0.00
Fully diluted net income per share	$0.00

Basic weighted average common shares outstanding	28,272,955
Fully diluted weighted average common shares outstanding	29,350,386

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Period Ended
September 30, 2014
Operating activities:
Net income	$129,924
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization and depreciation	197
Payments on long term bankruptcy claims payable	(150,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(163,991)
(Increase) decrease in inventories	(26,734)
Increase (decrease) in accounts payable	(140,560)
Increase (decrease) in accrued liabilities	(160,750)
Net cash (used in) operating activities	(511,914)
Investing activities
Purchases of property and equipment	-
Net cash used in investing activities	-
Financing activities:
Payments on secured note payable	(726,250)
Net cash (used in) financing activities	(726,250)
Net decrease in cash	(1,238,164)
Cash, beginning of period	1,493,709
Cash, end of period	$255,545

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$30,901
Income taxes	$-

See accompanying notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the period is not necessarily indicative of the results that may be expected for the year.

Emergence from Bankruptcy

Imagenetix filed for protection under the United States Bankruptcy Code on December 12, 2012. During the period of time from December 12, 2012 to September 16, 2014 (the effective date of the Company’s Plan of Reorganization), the Company has filed with the SEC on Form 8K portions of its Monthly Operating Report as filed with the Bankruptcy Court.

The Company’s Plan of Reorganization was approved by the Court on September 10, 2014 with an effective date of September 16, 2014. The Plan of Reorganization included an issuance of common stock and warrants for cash, the acquisition of Periodyne, the issuance of common stock to pay professional fees incurred during the proceeding and a compromise to the claims of TriPharma and the unsecured creditors.

As a result of the issuance of common stock, the Company was eligible to adopt “fresh-start reporting” which enables the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. The accompanying financial statements reflect this election and, accordingly, the financial statements are for the period of September 16, 2014 through September 30, 2014 and do not reflect comparative statements for any prior accounting periods. A reconciliation of the “fresh-start reporting” is included in Note 2.

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

The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding common stock warrants.

2.	FRESH-START REPORTING

We adopted ASC 852, Reorganizations, effective as of September 16, 2014, the effective date of the Plan of Reorganization. Under ASC 852 the following pro-forma balance sheet represents the change from the final bankruptcy filing to the initial accounting balances using “Fresh-Start Reporting.”

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

		Reorganization		Fresh-start
	Predecessor	adjustments		adjustments		Successor

Cash	$235,622	$1,258,087	1,3	$-		$1,493,709
Accounts receivable	206,494	-		(45,692)	5	160,802
Inventory	31,780	34,460	3	(17,500)	5	48,740
Prepaid assets	23,899	-		-		23,899
Property, plant & equipment		-		25,487	5	25,487
Goodwill		1,163,383	3	7,042,214	5	8,205,597
Intangible assets	23,166	-		-		23,166
Total assets	520,961	2,455,930		7,004,509		9,981,400

Accounts payable- post-petition	532,338	(489,000)	1,2	-		43,338
Accrued interest	30,902	-				30,902
Accrued liabilities	23,619	190,393	4	-		214,012
Secured liabilities- PRI	726,250	-		-		726,250
Secured liabilities- TriPharma	2,594,884	(194,884)	4	-		2,400,000
Priority tax liability	1,895	(190)	4	-		1,705
Customer deposits	128,100	(57,870)	3	(61,980)	6	8,250
Unsecured debt- pre-petition	949,628	(717,034)	4	-		232,594
Total liabilities	4,987,616	(1,268,585)		(61,980)		3,657,051

Common stock	13,061	15,211	1,2,3	-		28,272
Additional paid in capital	13,690,254	6,296,077	1,2,3	(13,690,254)	7	6,296,077
Retained earnings (deficit)	(18,169,970)	(2,586,773)	1,2,3,4	20,756,743	7	-
Total stockholders' equity (deficit)	(4,466,655)	3,724,515		7,066,489		6,324,349
Total liabilities and stockholders equity	$520,961	$2,455,930		$7,004,509		$9,981,400

Reorganization adjustments reflect equity funding of the plan of reorganization, issuance of common stock in exchange of professional fees, the acquisition of Periodyne and the discharge of liabilities subject to compromise in accordance with the plan of reorganization as follows:

Issuance of common stock to fund plan of reorganization	1	$1,254,800
Issuance of common stock for professional fees	2	790,000
Acquisition of Periodyne	3	1,258,000
Liabilities subject to compromise	4	421,715
		$3,724,515

Fresh-start adjustments to accounts receivable, inventory, property and equipment, and goodwill reflects the adjustment of the assets of the successor to their fair values, including tangible assets not previously recognized:

Accounts receivable		$(45,692)
Inventory		(17,500)
Property and equipment		25,487
Goodwill		7,042,214
Total asset adjustments	5	$7,004,509

Fresh-start adjustments to customer deposits reflects the adjustment of the liabilities of the successor to its fair value:

Customer deposits	6	$(61,980)

(7) Fresh-start adjustment to retained earnings (deficit) resets accumulated deficit to zero.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	September 30,	September 16,
	2014	2014

Accounts receivable	$324,793	$160,802
Allowance for doubtful accounts	-	-

Accounts receivable, net	$324,793	$160,802

At September 30, 2014, we had three customers which accounted for 51%, 38% and 11%, respectfully, of our accounts receivable balances. At September 16, 2014, we had two customers which accounted for 77% and 23%, respectfully, of our accounts receivable balances.

For the period ended September 30, 2014, we had one significant customer who accounted for 100% of sales.

4.	INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined by the first-in first-out method. Indirect overhead costs are allocated to inventory. Inventories consist of the following:

	September 30,	September 16,
	2014	2014

Finished products	$75,474	$48,740
Less reserve for obsolescence	-	-
	$75,474	$48,740

5.	GOODWILL

As a result of adopting “Fresh-Start Reporting” goodwill of $7,042,214 was recognized when accumulated retained deficit was reduced to zero and goodwill of $1,163,383 was recognized on the acquisition of Periodyne.

6.	SECURED NOTE PAYABLE

In May 2011, we entered into a $700,000 secured note payable with one of the customers of one of our distributors. The terms of the note included quarterly interest payments at a rate of 7.5% for 18 months at the end of which time the entire note was due. In September 2011, two quarterly interest payments were deferred and added to the principal of the note increasing the balance to $726,250. As part of the Plan of Reorganization, the secured note, accrued interest and costs of collection were paid in full in September 2014 subsequent to the effective date of the Plan of Reorganization.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.	TRIPHARMA SETTLEMENT

In August 2013, as part of the bankruptcy proceeding, we negotiated a settlement agreement with TriPharma. TriPharma was successful in obtaining a judgment against us in an amount of approximately $4 million. The settlement provides for total payments of $2,500,000 if payments are made timely, $3,500,000 if payments are ever in default, and $2,000,000 if the balance of principal is paid within 18 months of the effective date of the Plan of Reorganization. As of September 16, 2014 a balance of $2,400,000 remained owing assuming that no default payments would become necessary. This balance is due $150,000 within 5 days of the effective date of the Plan of Reorganization, $100,000 per quarter for eight quarters, $125,000 for four quarters, and $150,000 per quarter thereafter until the settlement is paid. During the period ended September 30, 2014, we made a payment of $150,000 leaving a balance of $2,250,000 as of September 30, 2014.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

We are involved in litigation from time to time in the normal course of business.

Management believes there are no claims, which would have a material effect on our financial position.

9.	EQUITY TRANSACTIONS

As part of the Plan of Reorganization we issued warrants to investors, the principal of Periodyne and employees.

A summary of outstanding warrants is as follows:

	For the Period Ended
	September 30, 2014
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of period, September 16, 2014	8,409,334	$0.62
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	8,409,334	$0.62

Exercisable at end of the the period	8,409,334	$0.62

Weighted average fair value of warrants granted during the period	-	$-

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.	INCOME TAXES

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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of September 30, 2014.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2011 – 2013
California	2011 – 2013

As we have had significant net operating loss carry forwards from the predecessor company, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future. Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

During the period ended September 30, 2014, we reviewed our deferred tax assets and determined that, as a result of previous continuing losses, we could not expect a greater than 50 percent likelihood of the tax benefits being realized. Accordingly, we will continue to recognize a full valuation allowance against our current and long-term deferred tax assets.

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

1. Fresh-Start Reporting.

As a result of the issuance of common stock during its emergence from a bankruptcy proceeding, the Company was eligible to adopt “fresh-start reporting” which enables the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. A reconciliation of the “fresh-start reporting” is included in Note 2 to these financial statements.

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

Selected Financial Information

Results of Operations

Period Ended September 30, 2014

Period Ended
9/30/2014

Statements of Operations:
Net sales	$164,306
Cost of goods sold	3,031
% of net sales	1.8%
Gross profit	161,275
% of net sales	98.2%
Operating expenses
General and administrative	3,656
Payroll expense	21,292
Consulting expense	6,403
Total operating expenses	31,351
Net income	$129,924
Net income per share basic	$0.00
Net income per share diluted	$0.00

Net Sales

Net sales for the period ended September 30, 2014 was $164,306 and was derived primarily from license income. We anticipate that in future periods revenue will increase as a result of our acquiring Periodyne and increased sales of our products post bankruptcy.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 1.8% for the period ended September 30, 2014. This was the result of minor product sales during the period. We anticipate that in future periods cost of goods sold will increase as a result of our acquiring Periodyne and increased sales of our products post bankruptcy.

Selling, General and Administrative

Selling, general and administrative expenses were $3,656 for the period ended September 30, 2014 which included only 15 days. We anticipate expenses will increase during the next quarter.

Payroll Expense

Payroll expense was $21,292 for the period ended September 30, 2014, which represented one two week payroll. Payroll will increase to normal levels during the next quarter.

Consulting Expense

Consulting expense was $6,403 for the period ended September 30, 2014. We anticipate an increase in consulting expense during our next quarter.

Capital Resources

Working Capital
			Increase
	9/30/14	9/16/14	(Decrease)

Current assets	$679,711	$1,727,150	$(1,047,439)
Current liabilities	229,491	1,257,051	(1,027,560)
Working capital	$450,220	$470,099	$(19,879)

Long-term debt	$2,250,000	$2,400,000	$(150,000)

Stockholders' equity	$6,454,273	$6,324,349	$129,924

Statements of Cash Flows Select Information

Period Ended
9/30/14
Net cash provided by (used in):
Operating activities	$(511,914)
Investing activities	$-
Financing activities	$(726,250)

Balance Sheet Select Information
			Increase
	9/30/14	9/16/14	(Decrease)

Cash	$255,545	$1,493,709	$(1,238,164)

Accounts receivable, net	$324,793	$160,802	$163,991

Inventories, net	$75,474	$48,740	$26,734

Secured note payable	$-	$726,250	$(726,250)

Accounts payable and accrued expenses	$221,241	$522,551	$(301,310)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At September 30, 2014, we had cash holdings of $255,545 and a net working capital of $450,220.

ITEM 4T.     CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

We cannot provide assurance that debt or equity financings will be available to fund the company

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for Celadrin®. We will rely upon Celadrin® to expand our product lines and revenue in the future. If our Celadrin® supplier goes out of business or elects for any reason not to supply us with Celadrin®, we would have to find another Celadrin® supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customer accounted for 100% of our net sales for the period ended September 30, 2014. If not replaced by other large customers, the loss of this significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 28,272,955 common shares outstanding of which approximately 24 million are freely tradable or saleable under Rule 144. We also have outstanding common stock warrants exercisable into up to 8,409,334 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

IMAGENETIX, INC.
a Nevada corporation

Date: November 19, 2014	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)

