Form 10-QT
period 2014-12-31
IMAGENETIX INC /NV/
filed 2015-02-13
CIK 839441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐    Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended __________

☒    Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from September 16, 2014 to December 31, 2014

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

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	28,272,955

(Class)	Outstanding at February 13, 2015

Imagenetix, Inc.

*	No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 16,
	2014	2014
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash	$154,895	$1,493,709
Accounts receivable, net	334,753	160,802
Inventories, net	132,589	48,740
Prepaid expenses and other current assets	43,761	23,899
Total current assets	665,998	1,727,150

Property and equipment, net	24,213	25,487
Goodwill	8,205,597	8,205,597
Other assets	22,375	23,166
Total Assets	$8,918,183	$9,981,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable	$-	$726,250
Accounts payable	194,114	277,638
Accrued liabilities	73,993	244,913
Customer deposits	27,270	8,250
Total current liabilities	295,377	1,257,051

Long term claims payable	2,150,000	2,400,000

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 28,272,955 issued and outstanding at December 31, 2014 and September 16, 2014, respectively	28,272	28,272
Capital in excess of par value	6,296,077	6,296,077
Retained earnings	148,457	-
Total stockholders' equity	6,472,806	6,324,349
Total Liabilities and Stockholders' Equity	$8,918,183	$9,981,400

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months	From September 16, 2014
	Ended	through
	December 31,	December 31,
	2014	2014

Net sales
Product sales	$95,684	$95,999
Licenses and royalties	168,000	331,991
Total net sales	263,684	427,990

Cost of sales	45,351	48,382

Gross profit	218,333	379,608

Operating expenses:
Selling, general and administrative	90,059	93,715
Payroll expense	149,682	170,974
Consulting expense	54,264	60,667
Operating expenses	294,005	325,356

Operating income (loss)	(75,672)	54,252

Other income
Gain on extinguishment	75,856	75,856
Other income	28,563	28,563
Total other income	104,419	104,419

Income before income taxes	28,747	158,671

Income tax expense	10,214	10,214

Net income	$18,533	$148,457

Basic net income per share	$0.00	$0.01
Fully diluted net income per share	$0.00	$0.01

Basic weighted average common shares outstanding	28,272,955	28,272,955
Fully diluted weighted average common shares outstanding	29,331,503	29,335,939

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

From September 16, 2014
through
December 31, 2014
Operating activities:
Net income	$148,457
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization and depreciation	2,065
Payments on long term bankruptcy claims payable	(250,000)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(173,951)
(Increase) decrease in inventories	(83,849)
(Increase) decrease in other assets	(19,862)
Increase (decrease) in accounts payable	(83,525)
Increase (decrease) in accrued liabilities	(170,919)
Increase (decrease) in customer deposits	19,020
Net cash (used in) operating activities	(612,564)
Investing activities
Purchases of property and equipment	-
Net cash used in investing activities	-
Financing activities:
Payments on secured note payable	(726,250)
Net cash (used in) financing activities	(726,250)
Net decrease in cash	(1,338,814)
Cash, beginning of period	1,493,709
Cash, end of period	$154,895

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$30,901
Income taxes	$-

See accompanying notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. ("Imagenetix") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the period are not necessarily indicative of the results that may be expected for the year.

Emergence from Bankruptcy

Imagenetix filed for protection under the United States Bankruptcy Code on December 12, 2012. During the period of time from December 12, 2012 to September 16, 2014 (the effective date of the Company’s Plan of Reorganization), the Company filed with the SEC on Form 8Ks portions of its Monthly Operating Reports as filed with the Bankruptcy Court.

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

As a result of the issuance of common stock, the Company was eligible to adopt “fresh-start reporting” which enabled the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. The accompanying financial statements reflect this election and, accordingly, the financial statements are for the period of September 16, 2014 through December 31, 2014 and do not reflect comparative statements for any prior accounting periods. A reconciliation of the “fresh-start reporting” is included in Note 2.

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

The diluted weighted average number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding common stock warrants. For any period in which the calculation of loss per share is anti-dilutive, the diluted weighted average number of shares is the equivalent to the number of shares outstanding.

2.	FRESH-START REPORTING

We adopted ASC 852, Reorganizations, effective as of September 16, 2014, the effective date of the Plan of Reorganization. Under ASC 852 the following pro-forma balance sheet represents the change from the final bankruptcy filing to the initial accounting balances using “Fresh-Start Reporting.”

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

		Reorganization		Fresh-start
	Predecessor	adjustments		adjiustments		Successor

Cash	$235,622	$1,258,087	1,3	$-		$1,493,709
Accounts receivable	206,494	-		(45,692)	5	160,802
Inventory	31,780	34,460	3	(17,500)	5	48,740
Prepaid assets	23,899	-		-		23,899
Property, plant & equipment		-		25,487	5	25,487
Goodwill		1,163,383	3	7,042,214	5	8,205,597
Intangible assets	23,166	-		-		23,166
Total assets	520,961	2,455,930		7,004,509		9,981,400

Accounts payable- post-petition	532,338	(489,000)	1,2	-		43,338
Accrued interest	30,902	-				30,902
Accrued liabilities	23,619	190,393	4	-		214,012
Secured liabilities- PRI	726,250	-		-		726,250
Secured liabilities- TriPharma	2,594,884	(194,884)	4	-		2,400,000
Priority tax liability	1,895	(190)	4	-		1,705
Customer deposits	128,100	(57,870)	3	(61,980)	6	8,250
Unsecured debt- pre-petition	949,628	(717,034)	4	-		232,594
Total liabilities	4,987,616	(1,268,585)		(61,980)		3,657,051

Common stock	13,061	15,211	1,2,3	-		28,272
Additional paid in capital	13,690,254	6,296,077	1,2,3	(13,690,254)	7	6,296,077
Retained earnings (deficit)	(18,169,970)	(2,586,773)	1,2,3,4	20,756,743	7	-
Total stockholders' equity (deficit)	(4,466,655)	3,724,515		7,066,489		6,324,349
Total liabilities and stockholders equity	$520,961	$2,455,930		$7,004,509		$9,981,400

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
		$3,724,515

Fresh-start adjustments to accounts receivable, inventory, property and equipment, and goodwill reflect the adjustment of the assets of the successor to their fair values, including tangible assets not previously recognized:

Accounts receivable		$(45,692)
Inventory		(17,500)
Property and equipment		25,487
Goodwill		7,042,214
Total asset adjustments	5	$7,004,509

Fresh-start adjustments to customer deposits reflects the adjustment of the liabilities of the successor to its fair value:

Customer deposits	6	$(61,980)

(7) Fresh-start adjustment to retained earnings (deficit) resets accumulated deficit to zero.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	December 31,	September 16,
	2014	2014

Accounts receivable	$334,753	$160,802
Allowance for doubtful accounts	-	-

Accounts receivable, net	$334,753	$160,802

At December 31, 2014, we had two customers which accounted for 50% and 48%, respectfully, of our accounts receivable balances. At September 16, 2014, we had two customers which accounted for 77% and 23%, respectfully, of our accounts receivable balances.

For the period ended December 31, 2014, we had one significant customer who accounted for 78% of our net sales.

4.	INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined by the first-in first-out method. Indirect overhead costs are allocated to inventory. Inventories consist of the following:

	December 31,	September 16,
	2014	2014

Finished products	$132,589	$48,740
Less reserve for obsolescence	-	-
	$132,589	$48,740

5.	GOODWILL

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

In August 2013, as part of the bankruptcy proceeding, we negotiated a settlement agreement with TriPharma. TriPharma was successful in obtaining a judgment against us in an amount of approximately $4 million. The settlement provides for total payments of $2,500,000 if payments are made timely, $3,500,000 if payments are ever in default, and $2,000,000 if the balance of principal is paid within 18 months of the effective date of the Plan of Reorganization. As of September 16, 2014 a balance of $2,400,000 remained owing assuming that no default payments would become necessary. This balance is due $150,000 within 5 days of the effective date of the Plan of Reorganization, $100,000 per quarter for eight quarters, $125,000 for four quarters, and $150,000 per quarter thereafter until the settlement is paid. During the period ended December 31, 2014, we made payments totaling $250,000 leaving a balance of $2,150,000 as of December 31, 2014.

8.	COMMITMENTS AND CONTINGINCIES

Contingencies

We are involved in litigation from time to time in the normal course of business.

Management believes there are no claims, which would have a material effect on our financial position.

9.	EQUITY TRANSACTIONS

As part of the Plan of Reorganization we issued warrants to investors, the principal of Periodyne and employees.

A summary of outstanding warrants is as follows:

	For the Period Ended
	December 31, 2014
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of period, September 16, 2014	8,409,334	$0.62
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	8,409,334	$0.62

Exercisable at end of the the period	8,409,334	$0.62

Weighted average fair value of warrants granted during the period		$0.36

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.	INCOME TAXES

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

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of December 31, 2014.  The following table summarizes the open tax years for each major jurisdiction:

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

During the period ended December 31, 2014, we reviewed our deferred tax assets and determined that, as a result of previous continuing losses, we could not expect a greater than 50 percent likelihood of the tax benefits being realized. Accordingly, we will continue to recognize a full valuation allowance against our current and long-term deferred tax assets.

During the period ended December 31, 2014, we recognized $10,214 of tax expense as a result of alternative minimum tax incurred in previous tax periods.

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

Selected Financial Information

Results of Operations

Three Months Ended December 31, 2014

Three Months
Ended
12/31/2014

Net sales	$263,684
Cost of goods sold	45,351
% of net sales	17.2%
Gross profit	218,333
% of net sales	82.8%

Operating expenses
Selling, general and administrative	90,059
Payroll expense	149,682
Consulting expense	54,264
Total operating expenses	294,005

Other income (expense)	104,419

Net income before taxes	28,747
Income taxes	10,214
Net income	$18,533

Net Sales

Net sales for the three months ended December 31, 2014 was $263,684 and was derived primarily from license income. We anticipate that in future periods revenue will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 17.2% for the three months ended December 31, 2014. We anticipate that in future periods cost of goods sold will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Selling, General and Administrative

Selling, general and administrative expenses were $90,059 for the three months ended December 31, 2014. We anticipate expenses will increase as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Payroll Expense

Payroll expense was $149,682 for the three months ended December 31, 2014. We anticipate that payroll expenses will increase in future periods as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Consulting Expense

Consulting expense was $54,264 for the three months ended December 31, 2014. We anticipate an increase in consulting expense in future periods as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Other Income

Other income was $104,419 for the three months ended December 31, 2014 and was comprised of $75,855 of discharged debt obligations and $28,564 from the sharing of 49% of net profits of Hope Science LLC. The Hope Science sharing ratio was negotiated during the company’s bankruptcy proceeding and was in exchange for providing products to Hope Science at cost.

Income Taxes.

Income tax expense was $10,214 for the three months ended December 31, 2014 as a result of recognizing alternative minimum tax for previous periods.

Period Ended December 31, 2014

Period
Ended
12/31/2014

Net sales	$427,990
Cost of goods sold	48,382
% of net sales	11.3%
Gross profit	379,608
% of net sales	88.7%

Operating expenses
Selling, general and administrative	93,715
Payroll expense	170,974
Consulting expense	60,667
Total operating expenses	325,356

Other income (expense)	104,419

Net income before taxes	158,671
Income taxes	10,214
Net income	$148,457

Net Sales

Net sales for the period ended December 31, 2014 was $427,990 and was derived primarily from license income. We anticipate that in future periods revenue will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 11.3% for the period ended December 31, 2014. We anticipate that in future periods cost of goods sold will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Selling, General and Administrative

Selling, general and administrative expenses were $93,715 for the period ended December 31, 2014. We anticipate selling general and administrative expenses will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Payroll Expense

Payroll expense was $170,974 for the period ended December 31, 2014. We anticipate that payroll expenses will increase in future periods as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Consulting Expense

Consulting expense was $60,667 for the period ended December 31, 2014. We anticipate an increase in consulting expense in future periods as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Other Income

Other income was $104,419 for the period ended December 31, 2014 and was comprised of $75,855 of discharged debt obligations and $28,564 from the sharing of 49% of net profits of Hope Science LLC. The Hope Science sharing ratio was negotiated during the company’s bankruptcy proceeding and was in exchange for providing products to Hope Science at cost.

Income Taxes.

Income tax expense was $10,214 for the period ended December 31, 2014 as a result of recognizing alternative minimum tax for previous periods.

Capital Resources

Working Capital

			Increase
	12/31/14	9/16/14	(Decrease)

Current assets	$665,998	$1,727,150	$(1,061,152)
Current liabilities	295,377	1,257,051	(961,674)
Working capital	$370,621	$470,099	$(99,478)

Long-term debt	$2,150,000	$2,400,000	$(250,000)

Stockholders' equity	$6,472,806	$6,324,349	$148,457

Statements of Cash Flows Select Information

Period Ended
12/31/14
Net cash provided by (used in):
Operating activities	$(612,564)
Investing activities	$-
Financing activities	$(726,250)

Balance Sheet Select Information

			Increase
	12/31/14	9/16/14	(Decrease)

Cash	$154,895	$1,493,709	$(1,338,814)

Accounts receivable, net	$334,753	$160,802	$173,951

Inventories, net	$132,589	$48,740	$83,849

Secured note payable	$-	$726,250	$(726,250)

Accounts payable and accrued expenses	$268,107	$522,551	$(254,444)

Liquidity

We have historically financed our operations internally and through debt and equity financings. At December 31, 2014, we had cash holdings of $154,895 and a net working capital of $370,621.

ITEM 4T.     CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customer accounted for 78% of our net sales for the period ended December 31, 2014. If not replaced by other large customers, the loss of this significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and

•	Monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

ITEM 6.     EXHIBITS.

Exhibit No.	Title

31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

Date: February 13, 2015	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized
to sign on behalf of the Registrant)

