Form 10-K
period 2015-03-31
IMAGENETIX INC /NV/
filed 2015-06-29
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐    Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal period ended _____________

or

☒    Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from September 16, 2014 to March 31, 2015

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

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,757,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.  28,372,955 issued and outstanding as of June 29, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Annual Report on Form 10-K
For the Period ended March 31, 2015

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

We develop, formulate, license and sell over-the-counter, natural-based nutritional supplements. Our products are proprietary, often supported by scientific studies and are offered through multiple channels of distribution, including licensing, sales to network marketing or multi-level marketing companies, and sales to wholesalers. Our primary product has been Celadrin® a product formulation for joint health. In addition, we recently acquired Periodyne, a periodontal product which will be sold to dentists and hygenists. We also license our intellectual property to third parties.

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

Our Business

We provide:

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

Our largest customers accounted for 68%, 12% and 11% of our net sales for the period ended March 31, 2015.

Our Strategy

We are a developer, formulator and supplier of natural-based products, designed to enhance human and animal health. We develop and formulate over-the-counter nutritional products marketed globally through multiple channels of distribution. Our strategy involves:

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

Our leading product has been Celadrin®, a nutritional supplement compound comprised of a complex of fatty acid esters which plays a role in human and animal joint health and scientifically supported by our clinical studies. For the period ended March 31, 2015, approximately 99% of our revenue was generated from the sale of various formulations containing Celadrin®. We offer Celadrin® as part of a formulated branded or private label product, as a branded ingredient to be used by our wholesale customers in their own product formulations and as a product available from a licensed third-party source.

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

We have used paid consultants who are medical doctors, scientific research consultants, independent scientific researchers and laboratories and universities to assist us in the development and testing of our products. We believe Celadrin® will continue to be our principal compound. We intend to expand the number of customers who use this compound in formulas and to develop other formulas for new customers primarily through licensing of our intellectual property.

We have also developed a therapy for the treatment of inflammatory conditions, such as periodontal disease. We have conducted in-vivo and in-vitro animal efficacy and safety studies on our compound for the treatment of gum disease including periodontitis. We are currently conducting human trials using the compound and have generated minimal revenue, approximately 1% of total revenue, from an early introduction of the product. Once trails are completed and an awareness campaign is initiated, we anticipate that this product, Periodyne, will be a major contributor to our product revenue.

Raw Materials and Manufacturing

We develop and formulate proprietary, natural based, nutritional supplements, over-the-counter topical creams and skin care products but do not manufacture any of these products. We currently purchase or provide a license to purchase the ingredients from suppliers for delivery to manufacturers chosen by us. We have had in the past agreements with the sole supplier of Celadrin® to purchase sufficient quantities of the compound to meet our anticipated needs. We believe our relationships with a third-party licensee and the supplier of the raw material to the third-party licensee will continue although we can give no such assurance. All other ingredients can be obtained from a number of suppliers, although the loss of any supplier could adversely affect our business.

We use a number of manufacturers to combine ingredients furnished by our suppliers into our nutritional products. By outsourcing product manufacturing, we eliminate the capital required to manufacture our own products and increase the flexibility of our manufacturing resources. We have written confidentiality and exclusivity agreements with key manufacturers and believe suitable replacement manufacturers are available. However, the loss of a manufacturer could adversely affect our business.

Marketing and Distribution

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

Approximate sales by principal geographic area (as a percentage of sales) for the period ended March 31, 2015 is as follows:

2015

Domestic sales	88.2%

Foreign sales:
India	11.8
Total foreign sales	11.8

Total sales	100.0%

All of our operating assets are located within the United States. While sales to certain geographic areas generally vary from year to year, we do not expect that changes in the geographic composition of sales will have a material adverse effect on operations.

Major Customers

During the period ended March 31, 2015, we had sales to the following customers which represented greater than 10% of our revenue:

March 31,
2015

Proprietary Nutritionals, Inc.	$557,101
Cymbiotics	96,900
Unicity	89,607

While sales to certain customers generally vary from year to year, the loss of one or more of our major customers, unless replaced by similar customers, could have a material adverse effect on our operations and our ability to generate income.

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

In November 2009 we were issued U.S. Patent 7,612,111. This patent claims a method of treating periodontal disease comprising administering an effective amount of a composition comprising a cetylated fatty acid and a carrier or an excipient to a subject- mammal, human, canine or feline- in need of such treatment selected from a specific group of cetylated acids and administered from a specific group of carriers. There can be no assurance that others may not develop compounds superior to those covered by this patent.

In August 2010 we were issued U.S. Patent 7,776,914. This patent claims a method of treating periodontal disease comprising administering an effective amount of a composition comprising a cetylated fatty acid to a subject- mammal, human, canine or feline- in need of such treatment selected from a specific group of cetylated acids. There can be no assurance that others may not develop compounds superior to those covered by this patent.

Employees

At March 31, 2015, we had 3 full-time and 2 part-time employees, including our executive officers.

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

There Is Only One Supplier for Celadrin®. If We Are Unable to Purchase Celadrin® from This Supplier, Our Business Would Be Harmed.

There is only one supplier for the esterified fatty acid compound used in Celadrin®, which is used in all of our products. We will rely upon Celadrin® to expand our product lines and revenue in the future. If the supplier goes out of business or elects for any reason not to supply our third-party licensee with the esterified fatty acid compound, we would have to find another supplier or suffer a significant reduction in our revenue.

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customers accounted for 68%, 12% and 11% of our net sales for the period ended March 31, 2015. The loss of any of these customers could significantly reduce our revenue and adversely affect our cash flow and earnings, if any.

We Have a Licensing Model to Generate Revenue Which Could Impact Our Revenue and Profitability.

Our business model changed from exclusively selling products directly to wholesalers, retailers, and customers to additionally licensing the sale of our products to third parties. This business model requires the third parties to commit to such an agreement and to successfully sell products with our technologies. If third-party licensees are not successful at generating revenue, our licensing revenue, cash flow and earnings, if any, could be adversely affected.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

As of March 31, 2015, we have 28,272,955 common shares outstanding which are freely tradable or saleable under Rule 144. We also have outstanding common stock warrants exercisable into up to 8,409,334 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

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

Because Our Common Stock Is Classified as "Penny Stock," Trading in it Could Be Limited, and Our Stock Price Could Decline.

Our common stock falls under the definition of "penny stock" since our net tangible assets are below $2,500,000. As a result, trading in our common stock can be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None

ITEM 2.     PROPERTIES.

We conduct our corporate functions and manufacturing, product development, sales and marketing activities in San Diego, California. We rent 5,426 square feet of office space at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127 under a three-year lease ending December 2015 for a monthly rent of $8,139. In addition we rent 4,575 square feet of distribution and storage space at 1420 Decision Street, Suite B, Vista, California 92083 under a month to month lease at a monthly rent of $2,049. This space is intended to meet our needs for the foreseeable future.

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

As a result of the issuance of common stock, the Company was eligible to adopt “fresh-start reporting” which enabled the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. The accompanying financial statements reflect this election and, accordingly, the financial statements are for the period of September 16, 2014 through March 31, 2015 and do not reflect comparative statements for any prior accounting periods. A reconciliation of the “fresh-start reporting” is included in Note 3.

We will continue to report to the Bankruptcy Court until all claims are satisfied and we file a motion to conclude the case.

Frutarom Suit

On November 21, 2012, Imagenetix filed a legal action in the United States Southern District of California, case number 12CV2823 GPC WMC against Frutarom USA, Inc. Imagenetix claims that the defendant is liable for unspecified damages related to a breach of contract, intentional and negligent misrepresentations, fraud and violation of a business and professional code as a result of sales of BLIS K12 from the defendant to Imagenetix.

Currently, the sale of BLIS K12 is under review by the Federal Drug Administration. After the review, the Federal Judge will resume the case.

Robinson Suit

On October 27, 2014, Imagenetix filed a legal action in the United States Southern District of California, case number 14-cv-02557-BEN-KSC which was subsequently moved to the United States Central District of California, case number 15-cv-00599-JLS-RNB, against Robinson Pharma Inc., Et. Al. Imagenetix claims that the defendants infringed on its U.S. Patent No. 5,596,676 entitled “Method for the Treatment of Osteoarthritis” and seeks an undetermined amount of damages.

ITEM 4.     RESERVED.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board system maintained by the Financial Industry Regulatory Authority (FINRA). Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth the high and low closing price for the Common Stock for the period ended March 31, 2015:

	Closing Price
	High	Low

Period Ended March 31, 2015
September 16-30, 2014	$0.38	$0.33
Third Quarter	$0.47	$0.23
Fourth Quarter	$0.45	$0.16

We had approximately 300 shareholders of record as of June 29, 2015. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders. We have never paid a cash dividend on our common stock and do not expect to pay one in the foreseeable future.

Recent Sale of Unregistered Securities

During the quarter ended March 31, 2015 we issued the following equity securities:

Common Stock

Date Stock		Price per
Issued	Number of Shares	Share	Consideration

November 12, 2014	100,000	$0.30	Services

With respect to the above equity security issuance, the Company relied on exemptions provided by Sections 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We develop, formulate, license and sell over-the-counter, natural-based nutritional supplements. Our products are proprietary, often supported by scientific studies and are offered through multiple channels of distribution, including licensing, sales to network marketing or multi-level marketing companies, and sales to wholesalers. Our primary product has been Celadrin® a product formulation for joint health. In addition, we recently reacquired the distribution rights to Periodyne, a periodontal product which will be sold to dentists and hygenists. We also license our intellectual property to third parties.

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

1. Fresh-Start Reporting

As a result of the issuance of common stock during its emergence from a bankruptcy proceeding, the Company was eligible to adopt “fresh-start reporting” which enables the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. A reconciliation of the “fresh-start reporting” is included in Note 3 to these financial statements.

2. Cash and Cash Equivalents

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

5. Property and Equipment and Goodwill

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

Royalties- we recognize revenue from royalties based on quarterly minimums recorded at each quarter end and reports provided by our customers (typically 30 days after the end of the quarter on which the royalty payment is based.)

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

Selected Financial Information

Results of Operations

Period
Ended
3/31/2015

Net sales	$824,499
Cost of goods sold	152,568
% of net sales	18.5%
Gross profit	671,931
% of net sales	81.5%

Operating expenses
Selling, general and administrative	240,681
Payroll expense	328,992
Consulting expense	87,913
Total operating expenses	657,586

Other expense	(36,057)

Net income before taxes	(21,712)
Income taxes	-
Net loss	$(21,712)

Net Sales

Net sales for the period ended March 31, 2015 was $824,499 and was derived primarily from license income. We anticipate that in future periods revenue will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 18.5% for the period ended March 31, 2015. We anticipate that in future periods cost of goods sold will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Selling, General and Administrative

Selling, general and administrative expenses were $240,681 for the period ended March 31, 2015. We anticipate selling, general and administrative expenses will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Payroll Expense

Payroll expense was $328,992 for the period ended March 31, 2015. We anticipate that payroll expenses will increase in future periods as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Consulting Expense

Consulting expense was $87,913 for the period ended March 31, 2015. We anticipate an increase in consulting expense in future periods as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Other Expense

Other expense was $36,057 for the period ended March 31, 2015 and was comprised primarily of continuing legal fees related to the bankruptcy proceeding of approximately $107,000 and interest expense of approximately $5,000 offset by discharged debt obligations of approximately $76,000.

Liquidity and Capital Resources

Working Capital
			Increase
	3/31/15	9/16/14	(Decrease)

Current assets	$587,582	$1,727,150	$(1,139,568)
Current liabilities	855,263	1,807,051	(951,788)
Working capital	$(267,681)	$(79,901)	$(187,780)

Long-term debt	$1,650,000	$1,850,000	$(200,000)

Stockholders' equity	$6,332,637	$6,324,349	$8,288

Statements of Cash Flows Select Information

Period Ended
3/31/15
Net cash provided by (used in):
Operating activities	$538,784
Investing activities	$-
Financing activities	$(713,249)

Balance Sheet Select Information

			Increase
	3/31/15	9/16/14	(Decrease)

Cash	$63,444	$1,493,709	$(1,430,265)

Accounts receivable, net	$335,617	$160,802	$174,815

Inventories, net	$120,470	$48,740	$71,730

Secured note payable	$-	$726,250	$(726,250)

Accounts payable and accrued expenses	$333,762	$522,551	$(188,789)

The Company has historically financed our operations internally and through debt and equity financings. At March 31, 2015, we had cash holdings of $63,444, a decrease of $1,430,265 compared to September 16, 2014, the date on which we emerged from the Bankruptcy proceeding. Our net working capital at March 31, 2015, was a deficit of $267,681 compared to a deficit of $79,901 as of September 16, 2014. The reduction in cash and working capital is primarily the result of distributions to creditors under the Bankruptcy Plan of Reorganization during the current period. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

New Accounting Pronouncements

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this annual report.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2015, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their evaluation, the Chief Executive and Chief Financial Officers concluded that our internal controls over financial reporting were effective as of March 31, 2015, the end of the period covered by this annual report.

Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupations and business experience, about our directors and the executive officers at March 31, 2015:

Name	Age	Position	Director/Officer Since
William P. Spencer	62	Chief Executive Officer, President and Director	January, 1999
William A. Toomey	76	Director	April, 2011
Anthony Wayne Opperman	65	Director	June, 2015
George Georgaklis	60	Director	June, 2015
Robert E.Dennis	72	Director	June, 2015
Debra L. Spencer	63	Secretary	March, 1999
Lowell W. Giffhorn	68	Chief Financial Officer	July, 2005

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

Anthony Wayne Opperman joined our board in June, 2015. Since 1997, Mr. Opperman has been a consultant and investor in a variety of ventures and has served as an advisor to Periodyne since September 2014. Mr. Opperman was President of American Surface Mounted Devices, a fully automated PCB contract manufacturer, from 1994 to 1997 and Operations Director for American Technology Corporation, a publicly traded consumer products design and manufacturer, from 1991 to 1994. Previously Mr. Opperman held manufacturing and operations positions with Science Applications International Corporation, Centro Corporation and AO Electrical Manufacturing. Mr. Opperman’s previous operations experience brings value to our board.

George C. Georgaklis joined our board in June, 2015. Dr. Georgaklis is a board certified dentist who has been in practice for over 30 years practicing in the areas of general dentistry, orthodontics, cosmetic, oral surgery, implants and TMJ/TMD dysfunction. Dr. Georgaklis has also been an expert witness in a variety of legal issues and a commentator on dental issues for a variety of media outlets. Dr. Georgaklis graduated from the University of Vermont in 1976 with a B.A. and Tufts University School of Dental Medicine in 1980 with a D.M.D. Dr. Georgaklis’s extensive background in all phases of dentistry will provide value to our board in the development and marketing of Periodyne.

Robert E. Dennis joined our board in June, 2015. Since 1998, Mr. Dennis has been a principal in the accounting firm of Dennis and Dennis, LLP, a Public Accounting Oversight Board Registered firm. Previously, Mr. Dennis held various management level positions including CFO for Capital Guaranty Corp., a publicly traded municipal bond guaranty insurance company, COO and CFO for Motor Club of America, a publicly traded insurance and financial services company, President of Yegan Seafood’s, a restaurant chain and auditor for Deloitte & Touche. Mr. Dennis received a B.S. with a major in accounting in 1966 from The Ohio State University. Mr. Dennis is an audit committee financial expert as defined in item 401 of Regulation S-B promulgated by the Securities and Exchange Commission based on his service as a chief financial officer of public companies, his present and prior practice as a certified public accountant and his degree in accounting and business administration.

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

Lowell W. Giffhorn has served as our Chief Financial Officer since July 2005. Since October 2005, Mr. Giffhorn also has served as the Chief Financial Officer and, since December 2005, has served on the board of directors of Brendan Technologies, Inc., a company that provides computer software to the pharmaceutical and life science industries. Since September 2013, Mr. Giffhorn also serves as the Chief Financial Officer of SpectraScience, Inc., a publicly traded medical device company. From November 1996 to June 2005, Mr. Giffhorn was the Chief Financial Officer of Patriot Scientific Corp., a publicly held semiconductor and intellectual property company. From June 1992 to August 1996 and from September 1987 to June 1990 he was the CFO of Sym-Tek Systems, Inc. and Vice President of Finance for its successor, Sym-Tek Inc., a supplier of capital equipment to the semiconductor industry. Mr. Giffhorn obtained a M.B.A. degree from National University in 1976 and he obtained a B.S. in Accountancy from the University of Illinois in 1969. Mr. Giffhorn devotes approximately 50% of his time to our affairs.

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

Compensation Committee. The Compensation Committee was formed to review and recommend to the Board the salaries, bonuses and perquisites of our executive officers. The Compensation Committee also will review and recommend to the Board any new compensation or retirement plans.  The Compensation Committee will also review and approve corporate goals and objectives relevant to the compensation of our executive officers and evaluate their performance in light of these goals and objectives.  A Compensation Committee charter will be recommended by the Compensation Committee and approved by the Board.

Code of Ethics

Imagenetix has set forth its policy on ethical behavior in a document called "Code of Business Conduct and Ethics." This policy applies to the members of our Board of Directors and all employees, including (but not limited to) our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission. No waivers of the Code were granted in 2015.

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

ITEM 11.     EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of our principal executive officer and the most highly compensated executive officers whose total compensation exceeded $100,000 (each a “Named Officer”) for the period ended March 31, 2015.

SUMMARY COMPENSATION TABLE

Name and	Fiscal			Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
[a]	[b]	[c]	[d]	[f]	[i]	[j]
William P. Spencer	2015	$105,730	$-	$189,000	$-	$294,730
President, CEO and Director

Debra L. Spencer	2015	$46,679	$-	$93,960	$-	$140,639
Secretary

Lowell W. Giffhorn	2015	$64,615	$-	$129,600	$-	$194,215
Chief Finacial Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying			Intrinsic
	Unexercised	Unexercised	Option		Value at
	Options	Options	Exercise	Option	March 31,
	(#)	(#)	Price	Expiration	2015
Name	Exercisable	Unexercisable	($)	Date	($)
[a]	[b]	[c]	[e]	[f]
William P. Spencer	525,000	-	$0.10	September 16, 2019	$63,000
President, CEO and
Director

Debra L. Spencer	261,000	-	$0.10	September 16, 2019	$31,320
Secretary

Lowell W. Giffhorn	360,000	-	$0.10	September 16, 2019	$43,200
Chief Financial Officer

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

DIRECTOR COMPENSATION

The Company's outside non-employee director receives cash compensation, for service as a board member. Directors are reimbursed for all expenses incurred by them in attending board meetings.  Non-employee directors also receive warrants for their service as board members, with warrant grants awarded periodically, but not annually, as determined by the board of directors.   Employee directors receive compensation as employees and not for service as directors.

The following information outlines the compensation paid to our non-employee director, including annual base retainer fees and warrant awards for the fiscal period ended March 31, 2015:

We provided director compensation for our outside directors as follows:

Fees
Earned
or
	Paid In	Warrant
	Cash	Awards	Total
Name	($)	($)	($)
[a]	[b]	(d)	[h]
William Toomey	$-	$13,680	$13,680

Board representation= $6,000 per year

Audit committee chair= additional $6,000 per year

Compensation committee chair = additional $3,000 per year

Initial board acceptance= $6,000

Warrant Grants. Warrants were granted on the emergence from the Bankruptcy proceeding.

Mr. Opperman, Dr. Georgaklis and Mr. Dennis were appointed to the board of directors on June 12, 2015.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning our common stock ownership as of June 29, 2015, by (1) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (2) each of our executive officers and directors; and (3) all of our directors and executive officers as a group. The address of each such stockholder is in care of us at 10845 Rancho Bernardo Road, Suite 105, San Diego, California 92127.

	Amount of Benefical	Percent of
Name of Beneficial Owner	Ownership (1)(2)	Ownership

William P.and Debra L. Spencer (3)	786,000	2.7%
William Toomey (4)	38,000	*
Lowell W. Giffhorn (5)	361,700	1.3%
A. Wayne & Barbara Opperman (6)	5,000,000	17.1%
Victor Gabourel (7)	2,345,834	8.1%
James & Josephine Zolin (8)	3,713,334	13.1%
Kim Vanderlinden (9)	5,483,333	18.3%
George Georgeklis (10)	3,250,000	11.1%
Karla Rosewell	2,705,000	9.6%

All officers and directors as a group (7 persons) (11)	9,435,700	30.0%

*	Represents less than 1%

(1)	Reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2)	Includes common stock purchase warrants exercisable within 60 days from the date hereof.
(3)	Comprised of 786,000 common stock purchase warrants. William P. and Debra Spencer are husband and wife and are deemed to share beneficial ownership of these shares and options.

(4)	Comprised of 38,000 common stock purchase warrants.
(5)	Comprised of 1,700 shares and 360,000 common stock purchase warrants.
(6)	Comprised of 4,000,000 shares and 1,000,000 common stock purchase warrants over which Mr. and Ms. Opperman have shared voting power. Mr. and Ms. Opperman are husband and wife.
(7)	Comprised of 1,745,834 shares and 600,000 common stock purchase warrants.
(8)	Comprised of 3,633,334 shares and 80,000 common stock purchase warrants over which Mr. and Ms. Zolin have shared voting power. Mr. and Ms. Zolin are brother and sister.
(9)	Comprised of 3,783,333 shares and 1,700,000 common stock purchase warrants.
(10)	Comprised of 2,250,000 shares and 1,000,000 common stock purchase warrants.
(11)	Comprised of 6,251,700 shares and 3,184,000 common stock purchase warrants.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted average	equity compensaton
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,481,000	$0.10	-

Total	1,481,000	$0.10	-

Common shares issuable on the exercise of common stock warrants have not been approved by the security holders and, accordingly, have been segregated in the above table.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In September 2014, as part of the Plan of Reorganization, we acquired Periodyne from Kim Vanderlinden, the sole owner of Periodyne LLC, in exchange for the issuance of 3,400,000 common shares of stock and a warrant exercisable into up to 1,700,000 shares of common stock. The common shares were valued at $1,258,000 and the warrant was valued at $594,952, which amounts were recognized on the records of the predecessor entity under reorganization adjustments.

We believe that the above transactions were fair, reasonable and upon terms at least as favorable to us as those we might have obtained from unaffiliated third parties.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Imagenetix by its principal accountants for the fiscal year ended March 31, 2015:

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

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

HJ Associates &
Consultants LLP
Fee category	2015

Audit fees	$57,000

Audit-related fees	$-

Tax fees	$2,000

All other fees	$-

Total fees	$59,000

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

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, HJ Associates & Consultants LLP (“HJ”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by HJ in the event there is a need for such approval prior to the next full Audit Committee meeting. The Audit Committee has also adopted policies and procedures that are detailed as to the particular service and that do not include delegation of the Audit Committee’s responsibilities to management under which management may engage HJ to render audit or non-audit services. Any interim approval given by an Audit Committee member and any such engagement by management must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on HJ’s independence. The full Audit Committee pre-approved all services provided by HJ in fiscal 2015.

Based upon the Audit Committee's discussion with management and the independent auditors and the Audit Committee review of the representations of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include our audited financial statements in our Annual Report on Form 10-K for the period ended March 31, 2015 filed with the Securities and Exchange Commission.

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

Report of HJ Associates & Consultants LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets- As of March 31, 2015 and September 16, 2014

Consolidated Statement of Operation- Period Ended March 31, 2015

Consolidated Statement of Stockholders' Equity - Periods Ended March 31, 2015 and September 16, 2014

Consolidated Statement of Cash Flows- Period Ended March 31, 2015

Notes to Consolidated Financial Statements

2.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Title

3.01	Articles of Incorporation of the Registrant (1)

3.02	Bylaws of the Registrant (1)

3.03	Amendment to Articles of Incorporation (Name change) (2)

3.04	By laws, as amended (5)

10.20	Office Lease Agreement with Bernardo Gateway Partners (4)

10.22	Patent License with EHP Products, Inc. (4)

10.23	Employment Agreement with William P. Spencer dated August 7, 2009 (5)

10.24	Employment Agreement with Debra L. Spencer dated August 7, 2009 (5)

10.25	Engagement Agreement with Lowell W. Giffhorn dated August 7, 2009 (5)

14	Code of Ethics (3)

31.1	302 Certification of William P. Spencer

31.2	302 Certification of Lowell W. Giffhorn

32.1	906 Certification of William P. Spencer

32.2	906 Certification of Lowell W. Giffhorn

101	Financial statements from the annual report on Form 10-K of the Company for the period ended March 31, 2015, formatted in XBRL; (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

(1)	Incorporated by reference to our Registration Statement on Form SB-1, file number 333-87535, filed on September 22, 1999.

(2) Incorporated by reference to our Registration Statement on Form SB-2, File Number 333-71756, declared effective on July 26, 2002 and post-effective amendment No. 1 thereto declared effective on August 25, 2003.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the period ended March 31,

2004.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the period ended March 31, 2006.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imagenetix, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Imagenetix, Inc. and subsidiary as of March 31, 2015 and September 16, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagenetix, Inc. and subsidiary as of March 31, 2015 and September 16, 2014, and the results of their operations and their cash flows for the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s net losses and accumulated deficit, among other issues, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 29, 2015

Imagenetix, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	September 16,
	2015	2014

ASSETS

Current assets:
Cash	$63,444	$237,909
Restricted cash	-	1,255,800
Accounts receivable, net	335,617	160,802
Inventories, net	120,470	48,740
Prepaid expenses and other current assets	68,051	23,899
Total current assets	587,582	1,727,150

Property and equipment, net	22,939	25,487
Goodwill	8,205,597	8,205,597
Other assets	21,782	23,166
Total assets	$8,837,900	$9,981,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Secured note payable	$-	$726,250
Short term claims payable	500,000	550,000
Accounts payable	284,603	277,638
Accrued liabilities	49,159	244,913
Insurance contract payable	13,001	-
Customer deposits	8,500	8,250
Total current liabilities	855,263	1,807,051

Long term claims payable	1,650,000	1,850,000

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized: 28,372,955 and 28,272,955 issued and outstanding at March 31, 2015 and September 16, 2014, respectively	28,372	28,272
Capital in excess of par value	6,325,977	6,296,077
Retained earnings	(21,712)	-
Total stockholders' equity	6,332,637	6,324,349
Total liabilities and stockholders' equity	$8,837,900	$9,981,400

See accompanying notes to consolidated financial statements.

Imagenetix, Inc. and Subsidiary

Consolidated Statement of Operations

From September 17, 2014
through
March 31,
2015

Net sales
Product sales	$267,398
Licenses and royalties	557,101
Total net sales	824,499

Cost of sales	152,568

Gross profit	671,931

Operating expenses:
Selling, general and administrative	240,681
Payroll expense	328,992
Consulting expense	87,913
Operating expenses	657,586

Operating income	14,345

Other (expense):
Bankruptcy related expenses	(30,806)
Interest expense	(5,000)
Other income	(251)
Total other (expense)	(36,057)

Income before income taxes	(21,712)

Income tax expense	-

Net loss	$(21,712)

Basic net loss per share	$(0.00)
Fully diluted net loss per share	$(0.00)

Basic weighted average common shares outstanding	28,343,873
Fully diluted weighted average common shares outstanding	28,343,873

See accompanying notes to consolidated financial statements.

Imagenetix, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity

	Common Stock		Capital in excess	Retained	Stockholders'
	Shares	Amount	of Par Value	Earnings	Equity

Balance, September 16, 2014	28,272,955	$28,272	$6,296,077	$-	$6,324,349

Issuance of common stock for services	100,000	100	29,900	-	30,000

Net loss for the period ended March 31, 2015	-	-	-	(21,712)	(21,712)

Balance, March 31, 2015	28,372,955	$28,372	$6,325,977	$(21,712)	$6,332,637

See accompanying notes to consolidated financial statements.

Imagenetix, Inc. and Subsidiary

Consolidated Statement of Cash Flows

From September 17, 2014
through
March 31, 2015
Operating activities:
Net loss	$(21,712)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization and depreciation	3,932
Provision for uncollectible accounts receivable	58,369
Issuance of common stock for services	30,000
Payments on long term bankruptcy claims payable	(250,000)
Changes in assets and liabilities:
(Increase) decrease in restricted cash	1,255,800
(Increase) decrease in accounts receivable	(233,184)
(Increase) decrease in inventories	(71,730)
(Increase) decrease in other assets	(44,152)
Increase (decrease) in accounts payable	6,965
Increase (decrease) in accrued liabilities	(195,754)
Increase (decrease) in customer deposits	250
Net cash provided by operating activities	538,784
Investing activities
Purchases of property and equipment	-
Net cash used in investing activities	-
Financing activities:
Proceeds from issuance of insurance contract payable	21,668
Payments against insurance contracts payable	(8,667)
Payments on secured note payable	(726,250)
Net cash (used in) financing activities	(713,249)
Net decrease in cash	(174,465)
Cash, beginning of period	237,909
Cash, end of period	$63,444

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$35,901
Income taxes	$5,602

See accompanying notes to consolidated financial statements.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements represent the accounts of Imagenetix, Inc. (“Parent”) organized under the laws of the State of Nevada on March 28, 1988; its subsidiary Imagenetix, Inc. (“Subsidiary”) organized under the laws of the state of Colorado on July 26, 1996; its subsidiary Imagenetix [“Imagenetix CA”] organized under the laws of the State of California on January 7, 1999; and its subsidiary Periodyne, LLC (“Periodyne”) organized under the laws of the State of California on November 13, 2012. We are engaged in the business of developing, formulating, licensing and selling over-the-counter, natural-based nutritional supplements.

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

On September 16, 2014, as part of its emergence from a Bankruptcy proceeding, Parent acquired all of the outstanding membership interest in Periodyne, LLC.

We have, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon our financial requirements and other relevant factors.

Consolidation

All significant intercompany transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents at September 16, 2014 and March 31, 2015 consist of deposits in an amount of $1,255,800 and $0, respectively, held in an attorney client trust account for the benefit of payments made to creditors under our Plan of Reorganization.

We follow authoritative guidance to account for our restricted cash and cash equivalents. Under this authoritative guidance we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We determine fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment or valuations by third party professionals. The three levels of inputs that we may use to measure fair value are:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following tables detail the fair value measurements within the fair value hierarchy of our cash, cash equivalents and investments in marketable securities:

Fair Value Measurements at March 31, 2015 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$63,444	$-	$-	$63,444
Restricted cash and cash equivalents	-	-	-	-
Total	$63,444	$-	$-	$63,444

	Fair Value Measurements at September 16, 2014 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$237,909	$-	$-	$237,909
Restricted cash and cash equivalents	1,255,800	-	-	1,255,800
Total	$1,493,709	$-	$-	$1,493,709

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

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

Goodwill

 Goodwill was the result of emergence from a Bankruptcy proceeding in September 2014 and includes the cost of the acquisition of Periodyne and recording the effects of Fresh Start Accounting. Goodwill is not amortized and is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from goodwill is less than its carrying value determined based on the provisions of ASC No. 360 as discussed above.

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

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

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

Royalties- we recognize revenue from royalties based on quarterly minimums recorded at each quarter end and reports provided by our customers (typically 30 days after the end of the quarter on which the royalty payment is based.)

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

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

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

Research and Development

We incur expenses to further develop our products and formulas, commission entities to perform clinical trials and evaluate potential products to expand our portfolio. During the period ended March 31, 2015 we did not incur any research and development expenses.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC No. 260 (See Note 13).

New Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 2- GOING CONCERN

The Company has historically financed its operations internally and through debt and equity financings. At March 31, 2015, we had cash holdings of $63,444, a decrease of $1,430,265 compared to September 16, 2014, the date on which we emerged from the Bankruptcy proceeding. Our net working capital at March 31, 2015, was a deficit of $267,681 compared to a deficit of $79,901 as of September 16, 2014. The reduction in cash and working capital is primarily the result of distributions to creditors under the Bankruptcy Plan of Reorganization during the current period. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company may employ cost cutting programs should the revenue projections fall short and alternative debt or equity financings are not found at terms acceptable to the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

NOTE 3- FRESH-START REPORTING

We adopted ASC 852, Reorganizations, effective as of September 16, 2014, the effective date of the Plan of Reorganization. Under ASC 852 the following pro-forma balance sheet represents the change from the final bankruptcy filing to the initial accounting balances using “Fresh-Start Reporting.” Fair value adjustments were based on management’s estimates of property and equipment’s estimated remaining useful lives and the net realizable values of inventory and other assets based on the lower of cost or market.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

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

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	March 31,	September 16,
	2015	2014

Accounts receivable	$393,986	$160,802
Allowance for doubtful accounts	(58,369)	-

Accounts receivable, net	$335,617	$160,802

NOTE 5 – INVENTORY

Inventory consisted of the following:

	March 31,	September 16,
	2015	2014

Finished products	$120,470	$48,740
Less reserve for obsolescence	-	-
	$120,470	$48,740

NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of equipment, at cost, less accumulated depreciation:

	March 31,	September 16,
	2015	2014

Office equipment	$25,487	$25,487
Less accumulated depreciation	2,548	-

	$22,939	$25,487

Depreciation expense for the period ended March 31, 2015 was $2,548.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

NOTE 7 – GOODWILL

The following is a summary of goodwill:

	March 31,	September 16,
	2015	2014

Acquisition of Periodyne	$1,163,383	$1,163,383
Fresh-start adjustments	7,042,214	7,042,214
	$8,205,597	$8,205,597

There is no amortization of goodwill and no impairments have been recorded for the period ended March 31, 2015.

NOTE 8 – OTHER ASSETS

The following is a summary of other assets included on the face of the balance sheet:

	March 31,	September 16,
	2015	2014

Patent	$23,166	$23,166
Less accumulated amortization	1,384	-

	$21,782	$23,166

For the period ended March 31, 2015 amortization expense was $1,384. The estimated future amortization expense related to other assets as of March 31, 2015 is as follows:

Years ending March 31,

2016	$2,373
2017	2,373
2018	2,373
2019	2,373
2020	2,373
Thereafter	9,917
Total	$21,782

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

NOTE 9 - SECURED NOTES PAYABLE AND LONG TERM CLAIMS PAYABLE

In May 2011, we entered into a $700,000 secured note payable with the parent company of one of our customers. The terms of the note included quarterly interest payments at a rate of 7.5% for 18 months at the end of which time the entire note was due. In September 2011, two quarterly interest payments were deferred and added to the principal of the note resulting in a balance of $726,250 which amount was paid in September 2014 as part of the Plan of Reorganization in the Bankruptcy proceeding. The note was secured by the assets of the Company.

In November 2011, a judgement in the amount of approximately $4,500,000 was entered against us as the result of an arbitration ruling in favor of TriPharma LLC, a distributor of ours. As a result of aggressive collection actions taken by TriPharma, we filed a Bankruptcy proceeding in December 2012. As part of the Bankruptcy proceeding we negotiated a reduction in the arbitration award to approximately $2,500,000 with an additional reduction of $500,000 available if we pay any remaining balance by March 16, 2016. However, if we default on payment of the obligation, the amount is increased by $1,000,000. There is no interest on the obligation as long as we are not in default and the balance is paid in full by March 16, 2016. Interest will be charged from September 16, 2014 at a rate of 6% if we go into default. As a result of negotiations as to where payments were to be made in December 2014, a payment that was due on December 1st was not paid until December 16th when TriPharma issued a Notice of Default. Although we contend that no default took place, we entered into a Forbearance Agreement which deferred the March 1, 2015 payment of $100,000 until June 1, 2015. Eventually, the issue as to whether a default took place in December 2014 may need to be resolved by the Bankruptcy Court.

The following is the scheduled amounts due, assuming no reduction as a result of early payment and no increase as a result of default, reflected as Long term claims payable as of March 31, 2015:

Years ending March 31,
2016	$500,000
2017	450,000
2018	550,000
2019	600,000
2020	50,000
Total	$2,150,000

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

NOTE 10 – LEASES OBLIGATIONS

Operating Leases

We entered into a three-year building lease for our office commencing in January 2013 and expiring in December 2015. In addition we entered into a three-year lease for warehouse space commencing in September 2006, which was extended month to month in August 2010. Lease expense for the period ended March 31, 2015 amounted to $59,514. The following is a schedule of minimum annual rental payments for the next five years.

Years ending March 31,
2016	$73,251
Thereafter	-
Total	$73,251

NOTE 11 – COMMITMENTS AND CONTINGINCIES

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

NOTE 12 – CAPITAL STOCK

Preferred Stock

We have authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2015.

Common Stock

The Company has authorized 50,000,000 shares of common stock at $.001 par value. At March 31, 2015, the Company had 28,372,955 shares of common stock issued and outstanding, respectively.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

In September 2014, we issued 5,228,333 shares of restricted common stock to a group of individual investors for an aggregate amount of $1,254,800, or $0.24 per share, related to the financing of our emergence from the Bankruptcy proceeding. In addition, in September 2014, we issued 6,583,333 shares of unrestricted common stock to two legal firms as settlement of administrative claims as a result of the Bankruptcy proceeding for an aggregate amount of $790,000, or $0.12 per share, and 3,400,000 shares of restricted common stock to the sole owner of Periodyne LLC for the acquisition of the membership interests in Periodyne LLC for an aggregate amount of $1,258,000, or $0.37 per share.

In November 2014, we issued 100,000 shares of restricted common stock to a consultant in exchange for services at an amount of $30,000, or $0.30 per share.

Warrants

A summary of the status of the warrants granted under various agreements at March 31, 2015, and changes during the years then ended is presented below:

	For the Period Ended
	March 31, 2015
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at beginning of period, September 16, 2014	8,409,334	$0.62
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at end of the period	8,409,334	$0.62

Exercisable at end of the the period	8,409,334	$0.62

Weighted average fair value of warrants granted during the period		$0.36

During the period ended March 31, 2015, we had outstanding warrants issued as a result of emerging from the Bankruptcy proceeding as follows: 5,228,334 common stock purchase warrants issued to a group of investors on financing the emergence from the Bankruptcy proceeding, 1,700,000 common stock purchase warrants issued to the owner of Periodyne LLC, and 1,481,000 common stock purchase warrants issued to management of the Company. The value of the above warrants was determined using the Black-Sholes option pricing method and was included in the costs of the Bankruptcy proceeding.

A summary of the status of the warrants granted under the various agreements at

March 31, 2015, are presented in the table below:

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

Warrants

$0.10	1,481,000	4.47	$0.10	1,481,000	$0.10
$0.48	5,228,334	4.47	$0.48	5,228,334	$0.48
$1.50	1,700,000	4.47	$1.50	1,700,000	$1.50
	8,409,334	4.47	$0.62	8,409,334	$0.62

NOTE 13 - INCOME TAXES

At March 31, 2015, the total of all deferred tax assets was fully reserved. There are no deferred tax liabilities as of March 31, 2015.

The temporary differences gave rise to the following deferred tax asset which is fully reserved:

March 31,
2015

Excess of financial accounting
over tax depreciation	$123,100
Allowance for bad debts	22,800
Valuation reserve	(145,900)
Net deferred tax asset	$-

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to our effective rate is as follows for the period ended:

For Period Ended
March 31,
2015

Federal income tax expense computed at the Federal statutory rate	$(8,500)
Depreciation	(4,200)
Allowance for bad debts	22,800
Tax valuation allowance	(10,100)
Income tax expense (benefit)	$-

At March 31, 2014 the Company had net operating loss carryforwards of approximately $8,609,000 that may be offset against future taxable income from the year 2016 through 2036. No tax benefit has been reported in the March 31, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The current year net operating loss is $10, 122 which can be used through the years 2036. The prior net operating loss carryforward of $8,608,930 may be limited to a Section 382 calculation due to ownership changes in the amount of $54,327 per year. The Company is currently evaluating whether a change in ownership took place as a result of its emergence from bankruptcy.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

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

At March 31, 2015, based on the weight of available evidence, including current year taxable income and expectations of future taxable income, the Company determined that it was more likely that its deferred tax assets would not be realized and has recorded a valuation allowance associated with its deferred tax assets.

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

Upon adoption of ASC No. 740, there was no impact to the Company's consolidated financial statements.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of March 31, 2015.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2013 – 2015
California	2013 – 2015

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 14 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share of common stock for the period presented:

IMAGENETIX, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)

March 31, 2015

For the Period Ended
March 31,
2015

Loss available to common shareholders (Numerator)	$(21,712)

Weighted average number of common shares outstanding used in basic loss per share during the period (Denominator)	28,343,873

Weighted average number of common shares outstanding used in diluted loss per share during the period (Denominator)	28,343,873

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

NOTE 15 – CONCENTRATIONS

Sales

During the period ended March 31, 2015, we had three significant customers which accounted for 68%, 12% and 11% of sales.

Supplier

We also have a single source of a specific raw material, which is used as part of products which account for approximately 32% of our sales. The interruption of raw materials provided by this supplier or the loss of a significant customer would adversely affect our business and financial condition.

Accounts Receivable

At March 31, 2015, we had five customers which accounted for 49%, 15%, 14%, 11% and 11% of our accounts receivable balances.

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
William P. Spencer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM P. SPENCER	Chief Executive Officer,	June 29, 2015
William P. Spencer	President and Director

/s/ WILLAIM A. TOOMEY	Director	June 29, 2015
William A. Toomey

/s/ LOWELL W. GIFFHORN	Chief Financial Officer (Principal	June 29, 2015
Lowell W. Giffhorn	Accounting Officer)

/s/ A. WAYNE OPPERMAN	Director	June 29, 2015
A. Wayne Opperman

/s/ ROBERT E. DENNIS	Director	June 29, 2015
Robert E. Dennis

/s/ GEORGE C. GEORGAKLIS	Director	June 29, 2015
George C. Georgaklis