Form 10-Q
period 2015-06-30
IMAGENETIX INC /NV/
filed 2015-08-14
CIK 839441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For quarterly period ended June 30, 2015

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

Yes ☒     No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	28,422,955

(Class)	Outstanding at August 14, 2015

Imagenetix, Inc.

* No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Imagenetix, Inc.
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$92,389	$63,444
Accounts receivable, net	383,141	335,617
Inventories, net	115,153	120,470
Prepaid expenses and other current assets	98,990	68,051
Total current assets	689,673	587,582

Property and equipment, net	21,665	22,939
Goodwill	8,205,597	8,205,597
Other assets	21,189	21,782
Total assets	$8,938,124	$8,837,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term claims payable	$500,000	$500,000
Accounts payable	395,075	284,603
Accrued liabilities	15,690	49,159
Insurance contract payable	48,226	13,001
Customer deposits	37,275	8,500
Total current liabilities	996,266	855,263

Long term claims payable	1,650,000	1,650,000

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares authorized: none outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized: 28,422,955 and 28,372,955 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	28,422	28,372
Capital in excess of par value	6,333,927	6,325,977
Retained earnings	(70,491)	(21,712)
Total stockholders’ equity	6,291,858	6,332,637
Total liabilities and stockholders’ equity	$8,938,124	$8,837,900

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

Three Months
Ended
June 30,
2015

Net sales
Product sales	$209,515
Licenses and royalties	168,000
Total net sales	377,515

Cost of sales	92,184

Gross profit	285,331

Operating expenses:
Selling, general and administrative	91,785
Payroll expense	147,864
Consulting expense	96,564
Operating expenses	336,213

Operating loss	(50,882)

Other income (expense):
Other income	2,103
Total other income	2,103

Loss before income taxes	(48,779)

Income tax provision	—

Net loss	$(48,779)

Basic net loss per share	$(0.00)
Fully diluted net loss per share	$(0.00)

Basic weighted average common shares outstanding	28,411,966
Fully diluted weighted average common shares outstanding	28,411,966

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Capital in excess	Retained	Stockholders’
	Shares	Amount	of Par Value	Earnings (Losses)	Equity

Balance, March 31, 2015 (audited)	28,372,955	$28,372	$6,325,977	$(21,712)	$6,332,637

Issuance of common stock for services	50,000	50	7,950	—	8,000

Net loss for the period ended June 30, 2015	—	—	—	(48,779)	(48,779)

Balance, June 30, 2015	28,422,955	$28,422	$6,333,927	$(70,491)	$6,291,858

See accompanying notes to unaudited condensed consolidated financial statements.

Imagenetix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended
June 30, 2015
Operating activities:
Net loss	$(48,779)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for uncollectible accounts receivable	15,298
Issuance of common stock for services	8,000
Amortization and depreciation	1,867
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(62,822)
(Increase) decrease in inventories	5,317
(Increase) decrease in other assets	(30,939)
Increase (decrease) in accounts payable	110,472
Increase (decrease) in accrued liabilities	(33,469)
Increase (decrease) in customer deposits	28,775
Net cash (used in) operating activities	(6,280)
Investing activities
Net cash used in investing activities	—
Financing activities:
Proceeds from issuance of insurance contract payable	48,856
Payments against insurance contracts payable	(13,631)
Net cash provided by financing activities	35,225
Net increase in cash	28,945
Cash, beginning of period	63,444
Cash, end of period	$92,389

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Income taxes	$—

Non Cash Operating Activities:
Elimination of accounts receivable reserve	$73,667

See accompanying notes to unaudited condensed consolidated financial statements.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The consolidated financial statements of Imagenetix, Inc. (“Imagenetix”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the period are not necessarily indicative of the results that may be expected for the year.

Emergence from Bankruptcy

Imagenetix filed for protection under the United States Bankruptcy Code on December 12, 2012. During the period of time from December 12, 2012 to March 31, 2015 (the effective date of the Company’s Plan of Reorganization), the Company filed with the SEC on Form 8Ks portions of its Monthly Operating Reports as filed with the Bankruptcy Court.

The Company’s Plan of Reorganization was approved by the Court on September 10, 2014 with an effective date of September 16, 2015. The Plan of Reorganization included an issuance of common stock and warrants for cash, the acquisition of Periodyne, the issuance of common stock to pay professional fees incurred during the proceeding and a compromise to the claims of TriPharma and the unsecured creditors.

As a result of the issuance of common stock, the Company was eligible to adopt “fresh-start reporting” which enabled the Company to reduce its previous accumulated deficit to zero as of the effective date of the Plan of Reorganization. The accompanying financial statements reflect this election and, accordingly, the financial statements for the three months ended June 30, 2015 do not reflect comparative statements for any prior accounting periods. A reconciliation of the “fresh-start reporting” is included in Note 2.

Going Concern

The Company has historically financed its operations internally and through debt and equity financings. At June 30, 2015, we had cash holdings of $92,389 compared to $63,444 at March 31, 2015. Our net working capital at June 30, 2015, was a deficit of $306,593 compared to a deficit of $267,681 as of March 31, 2015. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Earnings Per Share

We follow the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 260. Under ASC No. 260, basic earnings per share is calculated as earnings available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated as net income divided by the diluted weighted average number of common shares.

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

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

		Reorganization		Fresh-start
	Predecessor	adjustments		adjiustments		Successor

Cash	$235,622	$1,258,087	[1,3]	$—		$1,493,709
Accounts receivable	206,494	—		(45,692)	[5]	160,802
Inventory	31,780	34,460	[3]	(17,500)	[5]	48,740
Prepaid assets	23,899	—		—		23,899
Property, plant & equipment		—		25,487	[5]	25,487
Goodwill		1,163,383	[3]	7,042,214	[5]	8,205,597
Intangible assets	23,166	—		—		23,166
Total assets	520,961	2,455,930		7,004,509		9,981,400

Accounts payable- post-petition	532,338	(489,000)	[1,2]	—		43,338
Accrued interest	30,902	—				30,902
Accrued liabilities	23,619	190,393	[4]	—		214,012
Secured liabilities- PRI	726,250	—		—		726,250
Secured liabilities- TriPharma	2,594,884	(194,884)	[4]	—		2,400,000
Priority tax liability	1,895	(190)	[4]	—		1,705
Customer deposits	128,100	(57,870)	[3]	(61,980)	[6]	8,250
Unsecured debt- pre-petition	949,628	(717,034)	[4]	—		232,594
Total liabilities	4,987,616	(1,268,585)		(61,980)		3,657,051

Common stock	13,061	15,211	[1,2,3]	—		28,272
Additional paid in capital	13,690,254	6,296,077	[1,2,3]	(13,690,254)	[7]	6,296,077
Retained earnings (deficit)	(18,169,970)	(2,586,773)	[1,2,3,4]	20,756,743	[7]	—
Total stockholders’ equity (deficit)	(4,466,655)	3,724,515		7,066,489		6,324,349
Total liabilities and stockholders equity	$520,961	$2,455,930		$7,004,509		$9,981,400

Reorganization adjustments reflect equity funding of the plan of reorganization, issuance of common stock in exchange of professional fees, the acquisition of Periodyne and the discharge of liabilities subject to compromise in accordance with the plan of reorganization as follows:

Issuance of common stock to fund plan of reorganization	[1]	$1,254,800
Issuance of common stock for professional fees	[2]	790,000
Acquisition of Periodyne	[3]	1,258,000
Liabilities subject to compromise	[4]	421,715
		$3,724,515

Fresh-start adjustments to accounts receivable, inventory, property and equipment, and goodwill reflect the adjustment of the assets of the successor to their fair values, including tangible assets not previously recognized:

Accounts receivable		$(45,692)
Inventory		(17,500)
Property and equipment		25,487
Goodwill		7,042,214
Total asset adjustments	[5]	$7,004,509

Fresh-start adjustments to customer deposits reflects the adjustment of the liabilities of the successor to its fair value:

Customer deposits	[6]	$(61,980)

(7) Fresh-start adjustment to retained earnings (deficit) resets accumulated deficit to zero.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

3.       ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

	June 30,	March 31,
	2015	2015

Accounts receivable	$383,141	$393,986
Allowance for doubtful accounts	—	(58,369)

Accounts receivable, net	$383,141	$335,617

At June 30, 2015, we had three customers which accounted for 44%, 33% and 14%, respectfully, of our accounts receivable balances. At March 31, 2015, we had five customers which accounted for 49%, 15%, 14%, 11% and 11%, respectfully, of our accounts receivable balances.

For the period ended June 30, 2015, we had three significant customers which accounted for 44%, 29% and 14% of our net sales.

4.       INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined by the first-in first-out method. Indirect overhead costs are allocated to inventory. Inventories consist of the following:

	June 30,	March 31,
	2015	2015

Finished products	$115,153	$120,470
Less reserve for obsolescence	—	—
	$115,153	$120,470

5.	GOODWILL

As a result of adopting “Fresh-Start Reporting” goodwill of $7,042,214 was recognized when accumulated retained deficit was reduced to zero and goodwill of $1,163,383 was recognized on the acquisition of Periodyne.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.	TRIPHARMA SETTLEMENT

In November 2011, a judgment in the amount of approximately $4,500,000 was entered against us as the result of an arbitration ruling in favor of TriPharma LLC, a previous distributor of ours. As a result of aggressive collection actions taken by TriPharma, we filed a Bankruptcy proceeding in December 2012. As part of the Bankruptcy proceeding we negotiated a reduction in the arbitration award to approximately $2,500,000 with an additional reduction of $500,000 available if we pay any remaining balance by March 16, 2016. However, if we default on payment of the obligation, the amount is increased by $1,000,000. There is no interest on the obligation as long as we are not in default and the balance is paid in full by March 16, 2016. Interest will be charged from September 16, 2014 at a rate of 6% if we go into default. As a result of negotiations as to where payments were to be made in December 2014, a payment that was due on December 1, 2014 was not paid until December 16, 2014 when TriPharma issued a Notice of Default. Although we contend that no default took place, we entered into a Forbearance Agreement which deferred the March 1, 2015 payment of $100,000 until June 1, 2015. Again, in June 2015, there arose a dispute as to where payments were to be made and the Company did not make the deferred payment from March 1, 2015 or the payment that was due on June 1, 2015. TriPharma did not issue a Notice of Default. Eventually, the issue as to whether a default took place in December 2014 and to where payments are to be made may need to be resolved by the Bankruptcy Court.

The following is the scheduled amounts due, assuming no reduction as a result of early payment and no increase as a result of default, reflected as Long term claims payable as of June 30, 2015:

Years ending March 31,
2016	$500,000
2017	450,000
2018	550,000
2019	600,000
2020	50,000
Total	$2,150,000

8.       COMMITMENTS AND CONTINGINCIES

Contingencies

We are involved in litigation from time to time in the normal course of business.

Management believes there are no claims, which would have a material effect on our financial position.

9.       EQUITY TRANSACTIONS

Common Stock

In April 2015, we issued 50,000 shares of restricted common stock to a consultant in exchange for services at an amount of $8,000, or $0.16 per share.

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

Warrants

In September 2014, as part of the Plan of Reorganization we issued warrants to investors, the principal of Periodyne and employees.

A summary of outstanding warrants is as follows:

	For the Period Ended
	June 30, 2015
		Weighted
		Average
		Exercise
Warrants	Shares	Price
Outstanding at March 31, 2015	8,409,334	$0.62
Granted	—	$—
Cancelled	—	$—
Exercised	—	$—
Outstanding at June 30, 2015	8,409,334	$0.62

Exercisable at June 30, 2015	8,409,334	$0.62

Weighted average fair value of warrants granted during the period		$—

10.     INCOME TAXES

We have adopted ASC 740 which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

IMAGENETIX, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Upon adoption of ASC 740, there was no impact to our consolidated financial statements.  We estimate that the unrecognized tax benefit will not change significantly within the next twelve months.  We will continue to classify income tax penalties and interest as part of general and administrative expense in our statements of operations.  Accrued interest on uncertain tax positions is not significant.  There are no penalties accrued as of June 30, 2015.  The following table summarizes the open tax years for each major jurisdiction:

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

During the period ended June 30, 2015, we reviewed our deferred tax assets and determined that, as a result of previous continuing losses, we could not expect a greater than 50 percent likelihood of the tax benefits being realized. Accordingly, we will continue to recognize a full valuation allowance against our current and long-term deferred tax assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “RISK FACTORS.”

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

A key part of our marketing strategy is to provide to our wholesale customers a “turnkey” approach to the marketing and distribution of our products. This turnkey approach provides these customers with all the services necessary to market our products, including developing specific product formulations, providing supporting scientific studies regarding the effectiveness of the product and arranging for the manufacture and marketing of the product.

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

Management’s discussion and analysis of results of operations and financial condition are based upon the Company’s financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

We have identified ten accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments.

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

5. Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed over the estimated useful life of three to seven years, except leasehold improvements which are depreciated over the lesser of the remaining lease life or the life of the asset, using the straight-line method. We follow the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 360. Under ASC No. 360, long-lived assets and certain identifiable intangibles to be held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We continuously evaluate the recoverability of our long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset.

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

8. Income Taxes

We account for income taxes in accordance with ASC No. 740. This statement requires an asset and liability approach for accounting for income taxes and prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC No. 740 states that a tax benefit from an uncertain position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Selected Financial Information

Results of Operations

Three Months Ended June 30, 2015

Three Months
Ended
6/30/15

Net sales	$377,515
Cost of goods sold	92,184
% of net sales	24.4%
Gross profit	285,331
% of net sales	75.6%

Operating expenses
Selling, general and administrative	91,785
Payroll expense	147,864
Consulting expense	96,564
Total operating expenses	336,213

Other income (expense)	2,103

Net income before taxes	(48,779)
Income taxes	—
Net income	$(48,779)

Net Sales

Net sales for the three months ended June 30, 2015 was $377,515 and was derived primarily from license income. We anticipate that in future periods revenue will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales was 24.4% for the three months ended June 30, 2015. We anticipate that in future periods cost of goods sold will increase as a result of our acquiring Periodyne and increased sales of our products post-bankruptcy.

Selling, General and Administrative

Selling, general and administrative expenses were $91,785 for the three months ended June 30, 2015. We anticipate expenses will increase as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Payroll Expense

Payroll expense was $147,864 for the three months ended June 30, 2015. We anticipate that payroll expenses will increase in future periods as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Consulting Expense

Consulting expense was $96,564 for the three months ended June 30, 2015. We anticipate an increase in consulting expense in future periods as a result of our acquiring Periodyne and increased sales of our products post- bankruptcy.

Other Income

Other income was $2,103 for the three months ended June 30, 2015.

Capital Resources

Working Capital
			Increase
	6/30/15	3/31/15	(Decrease)

Current assets	$689,673	$587,582	$81,738
Current liabilities	996,266	855,263	120,650
Working capital	$(306,593)	$(267,681)	$(38,912)

Long-term debt	$1,650,000	$1,650,000	$—

Stockholders’ equity	$6,291,858	$6,332,637	$(40,779)

Statements of Cash Flows Select Information

Three months ended
6/30/15
Net cash provided by (used in):
Operating activities	$(6,280)
Investing activities	$—
Financing activities	$35,225

Balance Sheet Select Information
			Increase
	6/30/15	3/31/15	(Decrease)

Cash	$92,389	$63,444	$28,945

Accounts receivable, net	$383,141	$335,617	$27,171

Inventories, net	$115,153	$120,470	$(5,317)

Secured note payable	$—	$—	$—

Accounts payable and accrued expenses	$410,765	$333,762	$56,650

 Liquidity

The Company has historically financed its operations internally and through debt and equity financings. At June 30, 2015, we had cash holdings of $92,389 compared to $63,444 at March 31, 2015. Our net working capital at June 30, 2015, was a deficit of $306,593 compared to a deficit of $267,681 as of March 31, 2015. The Company may incur unknown expenses or may not be able to meet its revenue forecast, and one or more of these circumstances would require the Company to seek additional capital. The Company may not be able to obtain equity capital or debt funding on terms that are acceptable. Even if the Company receives additional funding, such proceeds may not be sufficient to allow the Company to sustain operations until it becomes profitable and begins to generate positive cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on their evaluation, they concluded that our disclosure controls and procedures were effective and designed to give reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was made known to them by others and was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal controls that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

We Rely upon a Limited Number of Customers the Loss of Which Would Reduce Our Revenue and Any Earnings.

Our largest customer accounted for 78% of our net sales for the period ended June 30, 2015. If not replaced by other large customers, the loss of this significantly large customer could reduce our revenue and adversely affect our cash flow and earnings, if any.

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

Shares of Our Common Stock Which Are Eligible for Sale by Our Stockholders May Decrease the Price of Our Common Stock.

We have 28,422,955 common shares outstanding of which approximately 24 million are freely tradable or saleable under Rule 144. We also have outstanding common stock warrants exercisable into up to 8,409,334 shares of common stock which could become free trading if exercised. If our stockholders sell substantial amounts of our common stock, the market price of our common stock could decrease.

There is a Limited but Potentially Volatile Trading Market in Our Common Stock, Which May Adversely Affect Our Stock Price.

Our common stock trades on the Electronic Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

•	The lack of readily available price quotations;

•	The absence of consistent administrative supervision of “bid” and “ask” quotations;

•	Lower trading volume; and

•	Market conditions.

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

Because Our Common Stock Is Classified as a “Penny Stock,” Trading in it Could Be Limited, and Our Stock Price Could Decline.

Our common stock falls under the definition of “penny stock” since our net tangible assets are below $2,500,000. In such event, trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share, other than a security that is registered on a national exchange or included for quotation on the Nasdaq system, unless the issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	All compensation received by the broker-dealer in connection with the transaction;

•	Current quotation prices and other relevant market data; and

•	Monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITES AND USE OF PROCEEDS

During the quarter ended June 30, 2015 we issued the following equity securities:

Common Stock

Date Stock		Price per
Issued	Number of Shares	Share	Consideration
4/20/2015	50,000	$0.16	Services

With respect to the above equity securities issuances, the Company relied on exemptions provided by Sections 4(a)(2) and 3(a)9 of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The securities were issued to a limited number of persons all of whom were accredited investors as that term is defined in Rule 501 of Regulation D under the Securities Act. All were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale, and understood the speculative nature of their investment. All securities issued contained a restrictive legend prohibiting transfer of the shares except in accordance with federal securities laws.

ITEM 6.     EXHIBITS.

Exhibit No.	Title

31.1	302 Certification of William P. Spencer, Chief Executive Officer

31.2	302 Certification of Lowell W. Giffhorn, Chief Financial Officer

32.1	906 Certification of William P. Spencer, Chief Executive Officer

32.2	906 Certification of Lowell W. Giffhorn, Chief Financial Officer

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculati8on Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGENETIX, INC.
a Nevada corporation

Date: August 14, 2015	By:	/s/ WILLIAM P. SPENCER
William P. Spencer
Chief Executive Officer

(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)

